Form 10QSB
period 1999-03-31
STEELTON BANCORP INC
filed 1999-06-28
CIK 1081212

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                           Commission File No. 0-26499


                             Steelton Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


         Pennsylvania                                       25-1830745
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
 or Organization)                                       Identification No.)

              51 South Front Street, Steelton, Pennsylvania 17113
              ---------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (717) 939-1966
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES       NO  X
                                     ---      ---

         Number of shares of Common Stock outstanding as of June 28, 1999: 0 Transitional Small Business Disclosure Format (check one)

                                 YES       NO  X
                                     ---      ---

                             STEELTON BANCORP, INC.

                                    Contents
                                    --------

                                                                                                          Page(s)
                                                                                                          -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements...........................................................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation......................................3


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................................................8

     Item 2.  Changes in Securities and Use of Proceeds......................................................8

     Item 3.  Defaults upon Senior Securities................................................................8

     Item 4.  Submission of Matters to a Vote of Security Holders............................................8

     Item 5.  Other Information..............................................................................8

     Item 6.  Exhibits and Reports on Form 8-K...............................................................8

     Signatures..............................................................................................9

                          PART I. FINANCIAL INFORMATION

Items 1. and 2.

         Steelton Bancorp, Inc. is a Pennsylvania-chartered corporation that was organized in March 1999 for the purpose of acquiring all of the capital stock that Mechanics Savings Bank (the "Bank"), will issue upon its conversion from the mutual to stock form of ownership. The conversion of the Bank from the mutual to stock form of ownership and simultaneous issuance of shares of common stock of the registrant, as described in the registration statement filed on Form SB-2 (File No. 333-74279) with the Securities and Exchange Commission, is expected to occur after June 30, 1999. Management's discussion and analysis is not provided due to its extremely limited utility with respect to the financial statements presented.

                             Steelton Bancorp, Inc.

                        Statements of Financial Condition
                                   (Unaudited)

                                                               At March 31, 1999
ASSETS:

         Total Assets                                                 $       --
                                                                      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

         Liabilities                                                  $       --
                                                                      ----------

         Stockholders' Equity:

                  Preferred Stock, $0.10 par value per share,
                  Authorized - 2,000,000 shares;
                  Issued and Outstanding - None                               --

                  Common Stock, $.10 par value per share,
                  Authorized - 8,000,000 shares;
                  Issued and Outstanding - None                               --

                  Additional Paid-in Capital                          $       --
                                                                      ----------
                  Total Stockholders' Equity                          $       --
                                                                      ----------

                  Total Liabilities and Stockholders' Equity          $       --
                                                                      ==========

                             Steelton Bancorp, Inc.

                               STATEMENT OF INCOME



                    For the period beginning January 1, 1999
                                to March 31, 1999
                                   (Unaudited)



Net Income                                                               $    --
                                                                         =======

                             Steelton Bancorp, Inc.

                             STATEMENT OF CASH FLOWS



                    For the period beginning January 1, 1999
                                to March 31, 1999
                                   (Unaudited)



Cash flows from operating, financing and investing activities       $         --
                                                                     ===========

                  Net cash provided by operation,
                    financing and investing activities              $         --
                                                                     ===========

Cash and cash equivalents at beginning of period                    $         --
                                                                     -----------

Cash and cash equivalents at end of period                          $         --
                                                                     ===========

                             Steelton Bancorp, Inc.

                          NOTES TO FINANCIAL STATEMENTS



Note 1.  Incorporation and Organization
         ------------------------------

         Steelton Bancorp, Inc. ("Registrant") was incorporated in March 1999, solely for the purpose of becoming a savings and loan holding company of Mechanics Savings Bank (the "Bank"). Accordingly, no information is provided for the three months ended March 31, 1999. As of March 31, 1999, the Registrant had not conducted any business. Information is not provided at the fiscal year end of December 31, 1999 as the Registrant did not exist at that date.

Note 2.  Plan of Reorganization
         ----------------------

         On March 11, 1999, the Registrant filed a Registration Statement on Form SB-2 ("Registration Statement") with the Securities and Exchange Commission ("SEC"). The Registration Statement was filed as part of a plan of conversion (the "Plan") and transactions incident to the Plan, pursuant to which (i) the Bank will convert from the mutual to stock form and simultaneously issue common stock to the Registrant in exchange for at least one half of the net proceeds of the related offering of common stock of the Registrant conducted by the Registrant (ii) certain depositors of the Bank will receive an interest in a liquidation account of the Bank established for this purpose pursuant to federal law. The Bank is a federally chartered savings bank which is regulated by the Office of Thrift Supervision ("OTS").

Note 3.  Subsequent Events
         -----------------

         The events contemplated by the Plan have not yet been consummated .

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Not applicable.

Item 5.  Other Information
         -----------------

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  (a) None.

                  (b) No reports on Form 8-K were filed during the quarter ended
                      March 31, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     STEELTON BANCORP, INC.



Date: June 28, 1999          By:    /s/Harold E. Stremmel
                                    --------------------------------------------
                                    Harold E. Stremmel
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)
                                    (Duly Authorized Officer)



Date: June 28, 1999          By:    /s/Shannon Aylesworth
                                    --------------------------------------------
                                    Shannon Aylesworth
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)