Form 10QSB
period 1999-06-30
STEELTON BANCORP INC
filed 1999-08-13
CIK 1081212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          --------------------------

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to
                                                       --------    ----------

                        Commission File Number 000-26499

                             STEELTON BANCORP, INC.
             ------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)


         Pennsylvania                                25-1830745
 ------------------------------         ---------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification Number
 incorporation or organization)

51 South Front Street, Steelton, Pennsylvania            17113
---------------------------------------------            -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (717) 939-1966

     Indicate by check mark whether the registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes     X  No
                                         ---         ---

         As of August 9, 1999, there were 385,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

                  Transitional small business disclosure format:


                                              Yes     X  No
                                         ---         ---

                             STEELTON BANCORP, INC.
                             STEELTON, PENNSYLVANIA

                                    Contents
                                    --------
                                                                           Page
                                                                           ----

PART I -       FINANCIAL INFORMATION
Item 1.  Financial Statements..................................................3

         Consolidated Statements of Financial Condition - (Unaudited) as of
         June 30, 1999 and December 31, 1998...................................3

         Consolidated Statements of Income - (Unaudited) for
         the three months and six months ended June 30, 1999 and 1998..........4

         Consolidated Statements of Comprehensive Income - (Unaudited) for
         the three months and six months ended June 30, 1999 and 1998..........5

         Consolidated Statements of Changes in Equity - (Unaudited) for
         the six months ended June 30, 1999....................................6

         Consolidated Statements of Cash Flows - (Unaudited) for
         the six months ended June 30, 1999 and 1998...........................7

         Notes to (unaudited) Consolidated Financial Statements................9

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................12

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings....................................................18

Item 2.  Changes in Securities and Use of Proceeds............................18

Item 3.  Defaults Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security Holders..................18

Item 5.  Other Information....................................................18

Item 6.  Exhibits and Reports on Form 8-K.....................................19

Signatures....................................................................20

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements


                 MECHANICS SAVINGS AND LOAN, FSA AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                           At June 30,  At December 31,

                                                               1999           1998
                                                          ------------ -----------------
  ASSETS

  Cash and cash equivalents

     Cash and amounts due from depository institutions      $   318,441     $   433,414

     Interest bearing deposits in other banks                 5,463,632       1,954,178

  Investment securities

     Securities available-for-sale                            7,310,542       4,004,294

     Securities held-to-maturity                              6,387,254       5,200,205

  Loans receivable, net                                      25,734,852      27,784,386

  Accrued interest receivable                                   252,038         227,712

  Federal Home Loan Bank stock, at cost                         564,600         564,600

  Office properties and equipment, net                        1,134,257       1,046,050

  Rental property, net                                           66,758          68,678

  Deferred income taxes                                         136,272          97,771

  Other assets                                                  310,946         129,986
                                                            -----------     -----------

        Total assets                                       $ 47,679,592    $ 41,511,274
                                                            ===========     ===========


  LIABILITIES AND EQUITY

  Deposits                                                 $ 30,393,088    $ 28,272,431

  Stock subscription deposits                                 3,171,519

  Advances from Federal Home Loan Bank                       10,049,370       9,257,408

  Advances from borrowers for insurance and taxes               251,919         167,315

  Accrued interest payable                                      103,421          72,227

  Other liabilities                                              20,844          43,404
                                                            -----------     -----------

        Total liabilities                                    43,990,161      37,812,785
                                                            -----------     -----------

  Commitments and contingencies

  Retained earnings (substantially restricted)                3,778,250       3,712,571

  Accumulated other comprehensive income (loss)                 (88,819)        (14,082)
                                                            -----------     -----------

        Total equity                                          3,689,431       3,698,489
                                                            -----------     -----------

        Total liabilities and equity                       $ 47,679,592    $ 41,511,274
                                                            ===========     ===========

See accompanying notes to unaudited consolidated financial statements

                 MECHANICS SAVINGS AND LOAN, FSA AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                                                                 Three Months Ended          Six Months Ended

                                                                                     June 30,                     June 30,
                                                                                ---------------------    -------------------------

                                                                                   1999         1998         1999         1998
                                                                                ---------   ----------   ----------   ------------
Interest income:

  Loans                                                                        $  543,418    $ 634,298   $1,108,530   $1,311,765


  Investment securities                                                           184,354       70,991      317,734      105,234

  Other interest earning assets                                                    25,808       22,048       66,831       50,628
                                                                                ---------    ---------    ---------    ---------

     Total interest income                                                        753,580      727,337    1,493,095    1,467,627
                                                                                ---------    ---------    ---------    ---------


Interest expense:

  Deposits                                                                        326,723      296,879      654,578      592,606

  Advances from Federal Home Loan Bank                                            131,522      151,539      255,318      297,467
                                                                                ---------    ---------    ---------    ---------


     Total interest expense                                                       458,245      448,418      909,896      890,073
                                                                                ---------    ---------    ----------   ---------

     Net interest income                                                          295,335      278,919      583,199      577,554

Provision for loan losses                                                            --          3,000        2,000        6,000
                                                                                ---------    ---------    ---------    ---------

    Net interest income after provision for loan losses                           295,335      275,919      581,199      571,554
                                                                                ---------    ---------    ---------    ---------
Other income:

  Fees and service charges                                                         39,590       20,198       73,130       40,991

  Dividends on FHLB stock                                                           9,150        8,917       18,199       17,207

  Other                                                                             8,547       14,165       21,680       26,724
                                                                                ---------    ---------    ---------    ---------

     Total other income                                                            57,287       43,280      113,009       84,922
                                                                                ---------    ---------    ---------    ---------

Other expense:

  Salaries and employee benefits                                                  146,313      132,147      293,818      275,735

  Occupancy expense of premises                                                    23,111       21,472       47,181       44,365

  Equipment                                                                        51,936       43,627       99,443       84,042

  Advertising                                                                      12,704       18,938       24,769       28,395

  Other                                                                            68,749       44,866      130,998       92,008
                                                                                ---------    ---------    ---------    ---------

      Total other expense                                                         302,813      261,050      596,209      524,545
                                                                                ---------    ---------    ---------    ---------

Income before income taxes                                                         49,809       58,149       97,999      131,931

Income taxes                                                                       15,936       20,825       32,320       46,728
                                                                                ---------    ---------     --------    ---------

      Net income                                                                  $33,873      $37,324      $65,679      $85,203
                                                                                =========    =========     ========    =========


See accompanying notes to unaudited consolidated financial statements.


                 MECHANICS SAVINGS AND LOAN, FSA AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                               Three months ended June 30    Six months ended June 30
                                                  1999            1998          1999         1998
                                              -------------   ----------   ---------    ---------
Net income                                     $  33,873      $  37,324     $  65,679    $  85,203
Other comprehensive income (loss)
Unrealized losses on securities
 available for sale                              (68,849)          --        (113,238)        --
Income tax benefit                                21,369           --          38,501         --
                                               ---------      ---------     ---------    ---------
Comprehensive income (loss)                    $ (13,607)     $  37,324     $  (9,058)   $  85,203
                                               =========      =========     =========    =========


See notes to unaudited consolidated financial statements.



                         MECHANICS SAVINGS AND LOAN, FSA
                                 AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                                             Retained         Accumulated
                                                             Earnings            Other
                                                          Substantially      Comprehensive
                                                            Restricted       Income (Loss)         Total Equity
                                                            ----------       -------------         ------------

Balance, December 31, 1998                                 $3,712,571           $(14,082)            $3,650,483

Net income for the six months ended June 30, 1999              65,679                   -                65,679

Net change in unrealized losses on securities
 available for sale, net of deferred income tax benefit             -            (74,737)               (74,737)
                                                            ---------            --------             ---------

Balance, June 30, 1999                                     $3,778,250           $(88,819)            $3,689,431
                                                            =========            ========             =========

See notes to unaudited consolidated financial statements.

                 MECHANICS SAVINGS AND LOAN, FSA AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                Six Months Ended June 30,
                                                                                            ------------------------------

                                                                                                 1999            1998
                                                                                              ----------        ------
        Cash flows from operating activities:

          Net income                                                                           $   65,679     $  85,203

        Adjustments to reconcile net income to net cash provided by operating activities:

            Depreciation                                                                           38,704        34,846

            Amortization of deferred loan fees                                                    (35,759)      (38,989)

            Amortization of premiums on loans purchased                                             3,883        11,795

            Accretion of investment security discounts net of premium amortization                 14,671        (1,720)

            Provision for loan losses                                                               2,000         6,000

            (Increase) decrease in:

               Accrued interest receivable                                                        (24,326)       (5,109)

               Other assets                                                                        22,949       (31,519)

             Increase (decrease) in:

               Accrued interest payable                                                            31,194        33,249

               Other liabilities                                                                  (22,560)      (36,021)
                                                                                               -----------     ---------
                     Net cash provided by  operating activities                                    96,435        57,735
                                                                                               -----------     ---------
        Cash flows from investing activities:

           Investment securities available-for-sale:

              Proceeds from sales and maturities of mortgaged-backed securities                 1,098,657          --

              Purchase of mortgage-backed securities                                           (2,208,118)         --

              Purchase of other securities                                                     (2,320,633)         --

           Investment securities held-to-maturity:

              Proceeds from maturities and repayments

                 Mortgage-backed securities                                                       287,463       100,000

                  Other                                                                              --         361,007

              Purchase of mortgage-backed securities                                           (1,257,150)   (3,078,154)

              Purchase of other securities                                                       (221,425)     (647,062)

          Net (increase) decrease in loans                                                      2,079,410     2,853,806

          Purchase of office properties and equipment                                            (124,991)      (57,003)

          Purchase of Federal Home Loan Bank stock                                                   --         (59,300)


          Prepaid costs of conversion                                                            (203,909)         --


          Stock subscription deposits                                                           3,171,519       (59,300)
                                                                                               ----------     ----------

                     Net cash provided by (used in) investing activities                          300,823      (526,706)
                                                                                               ----------     ----------

                                   (Continued)


                 MECHANICS SAVINGS AND LOAN, FSA AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)



                                                                              Six Months Ended

                                                                                  June 30,
                                                                         --------------------------

                                                                            1999           1998
                                                                         -----------    -----------

Cash flows from financing activities:

  Net increase (decrease) in:

    Deposits                                                             $ 2,120,657    $ 1,241,991

    Advances from borrowers for insurance and taxes                           84,604         58,471

    Advances from Federal Home Loan Bank                                   7,000,000      5,074,000

    Repayment of Federal Home Loan Bank advances                          (6,208,038)    (4,431,465)
                                                                         -----------    -----------

         Net cash provided by financing activities                         2,997,223      1,942,997
                                                                         -----------    -----------

Net increase in cash and cash equivalents                                  3,394,481      1,474,026

Cash and cash equivalents - beginning                                      2,387,592        788,652
                                                                         -----------    -----------

Cash and cash equivalents - ending                                       $ 5,782,073    $ 2,262,678
                                                                         ===========    ===========

Supplemental disclosures:

  Cash paid during the period for interest                               $   878,702    $   856,825
                                                                         ===========    ===========

  Cash paid during the period for taxes                                  $      --      $    39,832
                                                                         ===========    ===========

 Net change in unrealized loss on securities available-for-sale          $  (113,238)   $      --
                                                                         ===========    ===========



See accompanying notes to unaudited consolidated financial statements

                 MECHANICS SAVINGS AND LOAN, FSA AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 -  BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the results, which may be expected for the entire fiscal year or any other period. The condensed financial statements as of and for the three and six month periods ended June 30, 1999 and 1998 include the accounts of Mechanics Savings and Loan, FSA (the "Bank") in mutual form which, as discussed in Note 2, became the wholly owned subsidiary of Steelton Bancorp, Inc. (the "Company") on July 8, 1999. The Company's business is conducted principally through the Bank. Through its main office located in Steelton and its branch office located in Lower Swatara Township, Pennsylvania, the Bank provides retail banking services, with an emphasis on one-to-four-family residential mortgages

The interim consolidated  financial statements include the accounts of Mechanics
Savings  and  Loan,  FSA  and  its  wholly-owned  subsidiary,   Baldwin  Service
Corporation.

These statements should be read in conjunction with the financial statements and related notes, which are incorporated by reference in the Company's Prospectus dated May 14, 1999.

Note 2 - MUTUAL TO STOCK  CONVERSION  On July 8, 1999,  the Bank  completed  its mutual to stock conversion (the "Conversion"). In connection with the Conversion, Steelton Bancorp, Inc., a Pennsylvania chartered corporation, sold 385,000 shares of its common stock in a subscription offering at $10.00 per share. Upon completion of these transactions, the Bank became the wholly owned subsidiary of Steelton Bancorp, Inc. and changed its name to Mechanics Savings Bank.

The common stock of the Company began trading on the Electronic Bulletin Board under the symbol "SELO" on July 9, 1999.


Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income. Effective January 1, 1998, the Bank adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Under SFAS No. 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. SFAS No. 130 requires total comprehensive income and its components to be reported in a financial statement with equal prominence as other financial statements.

For the three and six months ended June 30, 1999, the Bank reported other comprehensive income (loss) of $(41,000) and $(33,000) respectively, and $0 and $0 for the same periods in 1998. Such income (loss) consisted entirely of unrealized gains or (losses), net of taxes, on available for sale securities.

Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way public companies report information about segments of their business and requires them to report selected segment information in their quarterly reports issued to stockholders. Among other things, SFAS No. 131 requires public companies to report (a) certain financial and descriptive information about its reportable operating segments (as defined); and (b) certain enterprise-wide financial information about products and services, geographic areas, and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. The Bank adopted SFAS NO. 131 on June 30, 1999. However, no specific segment disclosure is required since the Bank views its operations as a single segment.

Employers' Disclosure About Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 became effective for the Bank on January 1, 1998. Adoption of this statement did not have a material effect on the Bank's financial condition or results of operations.

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Initial application of this Statement should be as of the beginning of an entity?s fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No.
133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. SFAS No. 133 is not expected to have a material impact on the Bank's financial statement presentations.

In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 established that SFAS No. 133 be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Mortgaged-Backed Securities. In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgaged-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities" as previously amended by FASB Statements No. 115, "Accounting for Certain Investment in Debt and Equity Securities" and FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS No. 134 became effective for the Bank on January 1, 1999. Adoption of this statement did not have a material effect on the Bank's financial condition or results of operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's beliefs as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.


Comparison of Financial Condition at June 30, 1999 and December 31, 1998

   Assets. Total assets increased $6.2 million, or 14.9%, to $47.7 million at June 30, 1999 from $41.5 million at December 31, 1998. The increase in total assets resulted primarily from a $2.1 million increase in deposits during the six month period ended June 30, 1999 and $3.2 million in stock subscription deposits held at June 30, 1999 in conjunction with the Conversion.

   Loans receivable decreased $2.1 million due to slow loan originations. Investment securities increased $4.5 million or 32.8% as the Bank invested excess liquidity. Interest bearing deposits in other banks increased due to receipt of stock subscriptions in the Conversion.

   Liabilities. Total liabilities increased by 16.4%, or $6.2 million, between December 31, 1998 and June 30, 1999. The increase in total liabilities is primarily from a $2.1 million increase in deposits, a $3.2 million increase in stock subscription deposits and a $700,000 increase in advances from the Federal Home Loan Bank. On July 8, 1999, the Stock subcription deposits were converted to equity in conjunction with the Conversion.

   Equity. Equity decreased by $9,000 between December 31, 1998 and June 30, 1999. The decrease was due to net income for the period of $66,000 and unrealized losses on investments available for sale, net of tax, of $71,000.

Liquidity and Capital Resources

   The liquidity of a savings institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Savings institution liquidity is normally considered in terms of the nature and mix of the savings institution's sources and uses of funds.

   Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining sufficient levels of loans and mortgage-backed securities that generate monthly cash flows.

   Net cash provided by the Bank's operations for the six months ended June 30, 1999 was $96,000 compared to net cash provided by its operating activities of $58,000 for the same period in 1998. The primary factors for the increase in cash used by operations in 1999 was a federal income tax refund of $57,000 for 1998 that was received in 1999 partially offset by a decrease in net income of $19,000.

   Net cash provided by the Bank's investing activities totaled $300,000 for the six months ended June 30, 1999. The net cash provided by investing activities for the six months ended June 30, 1999 included cash provided by $3.2 million in stock subscription deposits held in conjunction with the Conversion. This was partially offset by net cash used to purchase office properties and equipment totaling $125,000 and net cash used for the Bank's investment and mortgage-backed securities and the loan portfolios totaling $3.1 million for the six months ended June 30, 1999. On June 30, 1999, the Bank purchased property adjacent to the Steelton office for $106,000 to be used for future expansion.

   Net cash provided by the Bank's financing activities, primarily cash receipts from its net increases in deposits, totaled $3.0 million for the six months ended June 30, 1999, compared to net cash provided by financing activities totaling $1.9 million for the same period in 1998.

   On June 30, 1999, the Bank was in compliance with its regulatory capital requirements as follows:


                                                            Amount     Percent
                                                          ---------------------

                                                          (Dollars in thousands)


     Core capital........................................   $3,735       7.81%

     Core capital requirement............................    1,913       4.0 %

     Excess over requirement.............................    1,813       3.81%


     Risk based capital..................................   $3,903      18.14%

     Risk based capital requirement......................    1,721       8.0 %

     Excess over requirement.............................    2,182      10.14%

   Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

Comparison of Operating Results for Three and Six Months Ended June 30, 1999 and 1998

   Net Income. The bank's net income decreased by $3,000 and $19,000 for the three and six month periods ended June 30, 1999, when compared to the same periods in 1998 primarily due to increases of other expenses of $42,000 and $71,000 for the three and six month periods ended June 30, 1999, when compared to the same periods in 1998. The increased in other expenses were partially offset by increases in net interest income of $16,000 and $11,000 and other income of $14,000 and $28,000 for the three and six month periods ended June 30, 1999, when compared to the same periods in 1998.

   Interest Income. Total interest income increased by $27,000 and $25,000 for the three and six months periods ended June 30, 1999, when compared to the same periods in 1998. Interest income from the loan portfolio decreased by $91,000 and $203,000 for the three and six month periods ended June 30, 1999, when compared to the same periods in 1998 primarily as a result of the decrease in the average balances of loans receivable during the three and six month periods ended June 30, 1999, when compared to the same periods in 1998. Interest income from investment securities, principally mortgage-backed securities, increased by $113,000 and $213,000 for the three and six months periods ended June 30, 1999, when compared to the same periods in 1998 as increased liquidity was invested.

   Interest Expense. Interest expense on deposits increased by $30,000 and $62,000 for the three and six-month periods ended June 30, 1999, respectively, when compared to the same periods in 1998. The increase in interest expense on deposits was primarily the result of increases in the average amounts of deposits in the first half of 1999 when compared to the first half of 1998. Interest expense on advances from the Federal Home Loan Bank decreased $20,000 and $42,000 for the three and six-month periods ended June 30, 1999, respectively, when compared to the same periods in 1999. Cash obtained from net repayments of loans and increases in deposits during the second half of 1998 and first half of 1999 was used to reduce average advances from the Federal Home Loan Bank during the first half of 1999 when compared to the first half of 1998.

   Net Interest Income. Net interest income increased by $16,000 and $5,000 for the three and six month periods ended June 30, 1999, when compared to the same periods in 1998 due to the changes in interest income and interest expense described above.

   Provision for Loan Losses. The Bank maintains an allowance for loan losses through a provision for loan losses based on management's periodic evaluation of the general level of loan delinquency, the level of risk by type of loan, and general economic conditions. The provision reflects an amount that, in management's opinion, is adequate to absorb losses in the current portfolio. The provision for loan losses was $0 and $2,000 for the three and six months ended June 30, 1999 compared to $3,000 and $6,000 for the same periods in 1998. The current allowance represents 0.65% of total loans outstanding at June 30, 1999. The Bank monitors its loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

   Other Income. Other income, primarily fees and services charges increased by $14,000 and $28,000 for the three and six month periods ended June 30, 1999, respectively, when compared to the same periods in 1998. The bank had $19,000 in automated teller machine services charges for non-customer use in the first half of 1999. The bank did not charge automated teller machine service charges in the first half of 1998.

   Other Expense. Other expense increased by $42,000 and $71,000 for the three and six month periods ended June 30, 1999, when compared to the same periods in 1998. Salaries and employee benefits increased by $14,000 and $18,000 for the three and six month periods ended June 30, 1999, when compared to the same periods in 1998. Automated teller machine related expenses increased by $10,000 in the first half of 1999 compared to the first half of 1998. Service charges by the Federal Home Loan Bank increased by $9,000 in the first half of 1999 compared to the first half of 1998.

   Statements concerning future performance, developments, or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties, including interest rate fluctuations and government and regulatory actions which might cause actual results to differ materially from stated expectations or estimates.

   The Bank expects increased expenses in the future as a result of the establishment of the employee stock ownership plan, potential stock benefit plans, and the adoption of the directors and executive retirement plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, transfer agent, and professional fees.

   Provision for Income Taxes. Income tax expense decreased by $5,000 and $15,000 for the three and six month periods ended June 30, 1999 when compared to the same periods in 1998. This decrease was the result of a decrease in income before income taxes for the three and six month periods ended June 30, 1999 when compared to the same periods in 1998.

Year 2000 Readiness Disclosure

   Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data.

     The following discussion of the implications of the year 2000 problem for the Bank, contains numerous forward looking statements based on inherently uncertain information. The cost of the project and the date on which the Bank plans to complete the internal year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Bank or the Company.

   The Bank places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Bank is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Bank.

   The Bank's Year 2000 Plan (the "Plan") was presented to the Board of Directors in December, 1997. The Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of Year 2000 on Computer Systems." The Year 2000 Committee is responsible for the Plan with the Board of Directors receiving Year 2000 progress reports on no less than a quarterly basis. The Bank's primary operating systems, as provided by a third party service bureau ("External Provider"), have been tested satisfactorily. The main hardware and software used to serve the Bank's customer base and maintain the customer transaction histories and company accounting records are currently operating on Year 2000 compliant systems.

   OTS on-site examinations were conducted in December 1998 and July 1999 and based upon the examination results, the Bank was progressing satisfactorily toward completing the Plan requirements.

   The primary operating software for the Bank is the External Provider. The Bank is maintaining ongoing contact with this vendor so that modification of the software for Year 2000 readiness is a top priority. The Bank has performed significant testing of the software utilized by the External Provider with successful results. The External Provider has represented that the software currently being utilized for the Bank's current operations is Year 2000 compliant.

   The Bank has contacted all other material vendors and suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to the Bank that they expect to be Year 2000 compliant prior to the Year 2000. The Bank is in the process of contacting all significant customers and non-information technology suppliers, including utility systems and telephone systems, regarding their year 2000 state of readiness.

   The Bank has identified three vendors and systems as mission critical, each of which is 95% Year 2000 compliant. The only critical vendors that have not confirmed that they are Year 2000 compliant are the utility companies and some of the Bank's correspondent banks.

   Testing has been completed on the most significant vendor applications, except the utilities as noted above. Testing on a few critical applications and development of contingency plans has been completed for all critical and important applications and services. Most of the items identified as minor are services that are performed by outside vendors. The Bank has received communication from these vendors indicating they will be in compliance for Year 2000 without any disruption in service. Appropriate testing, if possible, and any related contingency plans may be performed in the third quarter of 1999.

   The Bank is unable to test the Year 2000 readiness of its significant suppliers of utilities. The Bank is relying on the utility companies' internal testing and representations to provide the required services that drive its data systems.

   Software provided by the Bank's External Provider is supported by a contractual agreement that states the software will be Year 2000 compliant prior to January 1, 2000. The contracts for the Bank's other systems and services do not contain similar statements since they have longer terms and were not subject to specific contract negotiation in the past few years.

   All non-information technology providers that were identified have been contacted. They have assured the Bank that the Year 2000 will not be an issue or that the issue will be satisfactorily resolved prior to the end of 1999.

   If the Plan fails to significantly address the Year 2000 issues of the Bank, the following, among other things, could negatively affect the Bank:

   (a) utility service companies may be unable to provide the necessary service to drive the Bank's data systems or provide sufficient sanitary conditions for its offices;

   (b)         the  Bank's  primary   software   provider  could  have  a  major
               malfunction in its system or their service could be disrupted due to its utility providers, or some combination of the two; or

   (c)         the Bank may have to transact its business manually.

   The Bank will attempt to monitor these uncertainties by continuing to request an update on all critical and important vendors throughout the remainder of 1999. If the Bank identifies any concern related to any critical or important vendor, the contingency plans will be implemented immediately to assure continued service to the Bank's customers.

   Costs will be incurred to replace certain non-compliant software and hardware. The Bank does not anticipate that direct costs for renovating or replacing non-compliant hardware and software will exceed $50,000, of which approximately $39,000 had been expended as of June 30, 1999. No assurance can be given that the Year 2000 Plan will be completed successfully by the Year 2000, in which event the Bank could incur significant costs. If the External Provider fails to maintain its system in compliant state or incurs other obstacles prior to Year 2000, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the consolidated financial statements of the Bank.

   Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the External Provider, testing plans, and all vendors, suppliers and customer readiness.

   Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as utilities, customers, vendors, payment system providers and other financial institution, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Bank.

Impact of Inflation

   The condensed financial statements of the Bank and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are financial. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------
         From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At June 30, 1999, there were no legal proceedings to which the Company or its subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------
           (d) Use of Proceeds. The Registration Statement on Form SB-2 (No. 333-74279) for which the use of proceeds information is being disclosed was declared effective by the Securities and Exchange Commission on May 14, 1999. The offering commenced on May 14, 1999 and terminated on June 22, 1999 after 385,000 shares were sold. The Registration Statement covered the issuance of 575,288 shares. The managing underwriter for the offering was Capital Resources, Inc. The title of the securities registered was Common Stock, par value $0.10 per share. The aggregate price of the offering amount registered was $5,752,880, and the aggregate offering price of the amount sold was $3,850,000. The expenses incurred by the Company and the Bank in connection with the issuance and distribution of the securities were approximately $350,000, including $100,000 in underwriting fees. Such payments were not direct or indirect payments to directors, officers, general partners of the issuer or their associates, persons owning 10 percent or more of any class of equity security of the Company or affiliates of the Company. The net offering proceeds to the Company were approximately $3,500,000. Of this amount, approximately $1,770,000 was contributed to the working capital of the Bank and $1,460,000 was contributed to the working capital of the Company.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
           None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
           None

Item 5.           Other Information
                  -----------------
          See note 2 to the Unaudited Condensed Financial Statements regarding the Mutual to Stock Conversion.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
         (a)  Exhibits

               2    Plan of Conversion*
               3(i) Articles of Incorporation of Steelton Bancorp, Inc.* 3(ii)Bylaws of Steelton Bancorp, Inc.*
               4    Specimen Stock Certificate*
               10.1 Employment   Agreement   between  the  Bank  and  Harold  E.
                    Stremmel*
               27   Financial Data Schedule (electronic filing only)
---------------------

* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-74279) initially filed with the SEC on March 11, 1999.

         (b)  Reports on Form 8-K

               None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STEELTON BANCORP, INC.



Date:    August 12, 1999             By:  /s/ Harold E. Stremmel
                                         --------------------------------------
                                          Harold E. Stremmel
                                           President and Chief Executive Officer
                                         (Principal Executive Officer)
                                         (Duly Authorized Officer)


Date:    August 12, 1999             By:  /s/ Shannon Aylesworth
                                          --------------------------------------
                                          Shannon Aylesworth
                                          Chief Financial Officer
                                         (Principal Accounting Officer)