Form 10QSB
period 1999-09-30
STEELTON BANCORP INC
filed 1999-11-15
CIK 1081212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                        Commission File Number 000-26499

                             STEELTON BANCORP, INC.
                             ----------------------
             (Exact name of Registrant as specified in its Charter)


         Pennsylvania                                        25-1830745
         ------------                                        ----------
(State or other jurisdicti                 I.R.S. Employer Identification Number
 incorporation or organization)

51 South Front Street, Steelton, Pennsylvania               17113
---------------------------------------------               -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (717) 939-1966
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X  Yes        No
                                            ---        ---

     As of November 12, 1999, there were 385,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional small business disclosure format:

                                                 Yes    X  No
                                            ---        ---

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                             STEELTON, PENNSYLVANIA

                                    Contents
                                    --------

                                                                                                              Page
                                                                                                              ----

PART I -       FINANCIAL INFORMATION
Item 1.  Financial Statements....................................................................................3

         Consolidated Statements of Financial Condition - (Unaudited) as of
         September 30, 1999 and December 31, 1998................................................................3

         Consolidated Statements of Income - (Unaudited) for
         the three months and nine months ended September 30, 1999 and 1998......................................4

         Consolidated Statements of Comprehensive Income - (Unaudited) for
         the three months and nine months ended September 30, 1999 and 1998......................................5

         Consolidated Statements of Changes in Stockholders' Equity - (Unaudited) for
         the nine months ended September 30, 1999................................................................6

         Consolidated Statements of Cash Flows - (Unaudited) for
         the nine months ended September 30, 1999 and 1998.......................................................7

         Notes to (Unaudited) Consolidated Financial Statements..................................................9

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................................................11

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings......................................................................................18

Item 2.  Changes in Securities and Use of Proceeds..............................................................18

Item 3.  Defaults Upon Senior Securities........................................................................18

Item 4.  Submission of Matters to a Vote of Security Holders....................................................18

Item 5.  Other Information......................................................................................18

Item 6.  Exhibits and Reports on Form 8-K.......................................................................18

Signatures......................................................................................................19


                          PART I. FINANCIAL INFORMATION
                      STEELTON BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

Item 1.        Financial Statements
                                                                                                   At September 30,  At December 31,
                                                                                                            1999             1998
                                                                                                   ----------------  ---------------
                                                                                                       (UNAUDITED)
ASSETS
Cash and cash equivalents
   Cash and amounts due from depository institutions                                                   $    769,082    $    433,414
   Interest bearing deposits in other banks                                                                 602,799       1,954,178
Investment securities
   Securities available-for-sale                                                                         10,726,469       4,004,294
   Securities held-to-maturity                                                                            5,871,615       5,200,205
Loans receivable, net                                                                                    29,572,994      27,784,386
Accrued interest receivable                                                                                 283,385         227,712
Federal Home Loan Bank stock, at cost                                                                       622,200         564,600
Office properties and equipment, net                                                                      1,136,088       1,046,050
Rental property, net                                                                                         65,823          68,678
Deferred income taxes                                                                                       205,067          97,771
Other assets                                                                                                 40,281         129,986
                                                                                                       ------------    ------------

      TOTAL                                                                                            $ 49,895,803    $ 41,511,274
                                                                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                                               $ 30,685,832    $ 28,272,431
Advances from Federal Home Loan Bank                                                                     11,942,894       9,257,408
Advances from borrowers for insurance and taxes                                                              92,284         167,315
Accrued interest payable                                                                                    287,314          72,227
Other liabilities                                                                                            44,202          43,404
                                                                                                       ------------    ------------

      Total liabilities                                                                                  43,052,526      37,812,785
                                                                                                       ------------    ------------

STOCKHOLDERS' EQUITY
Preferred Stock, 2,000,000 shares authorized,
   Issued and outstanding: none at September 30, 1999; none at                                                 --              --
     December 31, 1998
Common Stock, $0.10 par value, 8,000,000 shares authorized,
   Issued and outstanding: 385,000 at September 30, 1999; none at                                            38,500            --
     December 31, 1998                                                                                    3,457,015            --
Additional paid-in capital
Retained earnings                                                                                         3,840,637       3,712,571
Unearned ESOP Shares                                                                                       (308,000)           --
Accumulated other comprehensive income (loss)                                                              (184,875)        (14,082)
                                                                                                       ------------    ------------

      Total stockholders' equity                                                                          6,843,277       3,698,489
                                                                                                       ------------    ------------

      TOTAL                                                                                            $ 49,895,803    $ 41,511,274
                                                                                                       ============    ============

      See accompanying notes to unaudited consolidated financial statements

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,            September 30,
                                                           1999        1998         1999         1998
                                                       ----------   ----------   ----------   ----------
Interest income:
  Loans                                                $  555,439   $  620,804   $1,663,969   $1,932,569
  Investment securities                                   228,318       57,515      546,052      162,749
  Other interest earning assets                            28,428       14,305       95,259       64,933
                                                       ----------   ----------   ----------   ----------
     Total interest income                                812,185      692,624    2,305,280    2,160,251

Interest expense:
  Deposits                                                331,898      306,073      986,476      898,679
  Advances from Federal Home Loan Bank                    148,942      137,050      404,260      434,517
                                                       ----------   ----------   ----------   ----------
     Total interest expense                               480,840      443,123    1,390,736    1,333,196
     Net interest income                                  331,345      249,501      914,544      827,055
Provision for loan losses                                    --          3,000        2,000        9,000

     Net interest income after provision for
        loan losses                                       331,345      246,501      912,544      818,055
                                                       ----------   ----------   ----------   ----------

Other income:
  Fees and service charges                                 48,742       23,057      121,872       64,048
  Dividends on FHLB stock                                  15,405        9,014       33,604       26,221
  Other                                                    15,491       13,959       37,171       40,683
                                                       ----------   ----------   ----------   ----------
     Total other income                                    79,638       46,030      192,647      130,952

Other expense:
  Salaries and employee benefits                          159,362      150,705      453,180      426,440
  Occupancy expense of premises                            24,790       25,077       71,971       69,442
  Equipment                                                48,602       41,431      148,045      125,473
  Advertising                                               3,847        6,122       28,616       34,517
  Other                                                    83,335       44,162      214,333      136,170
                                                       ----------   ----------   ----------   ----------
      Total other expense                                 319,936      267,497      916,145      792,042
Income before income taxes                                 91,047       25,034      189,046      156,965
Income taxes                                               28,661       10,654       60,981       57,382
                                                       ----------   ----------   ----------   ----------
      Net income                                       $   62,386   $   14,380   $  128,065   $   99,583
                                                       ==========   ==========   ==========   ==========
Earning per share, basic                               $      .18          N/A          N/A          N/A
                                                       ==========   ==========   ==========   ==========

Shares used in computing basic earnings per share         346,500          N/A          N/A          N/A
                                                       ==========   ==========   ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                Three months ended           Nine months ended
                                                   September 30                 September 30
                                                 1999          1998            1999         1998
                                                 ----          ----            ----         ----
Net income                                    $  62,386    $  14,380        $ 128,065    $  99,583
Other comprehensive income (loss)
     Unrealized losses on securities
         available for sale                    (146,646)        --           (259,884)        --

     Income tax benefit                          50,590         --             89,091         --
                                              ---------    ---------        ---------    ---------
Comprehensive income (loss)                   $ (33,670)   $  14,380        $ (42,728)   $  99,583
                                              =========    =========        =========    =========


            See notes to unaudited consolidated financial statements.

                      STEELTON BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                                                    Accumulated
                                                  Unearned  Additional                Other
                                       Common       ESOP     Paid-In     Retained  Comprehensive
                                        Stock      Shares    Capital     Earnings  Income (loss)  Total Equity
                                     --------   ---------- ----------- ----------- -----------    ------------
Balance, December 31, 1998           $     -    $       -  $        -  $ 3,712,571  $ (14,082)    $ 3,698,489

Net income for the nine
    months ended                           -            -           -      128,065          -         128,065
    September 30, 1999

Net change in unrealized losses on
    securities available for sale,
    net of deferred income tax             -            -           -           -    (170,793)       (170,793)
    benefit

Issuance of Steelton Bancorp, Inc.
    common stock                      38,500     (308,000)  3,457,015           -          -        3,187,515

                                     --------   ---------- ----------- ----------- -----------    -----------

                                     $38,500    $(308,000) $3,457,015  $ 3,840,636 $ (184,875)    $ 6,843,276
                                     ========   ========== =========== =========== ===========    ===========




            See notes to unaudited consolidated financial statements.

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                   1999           1998
                                                                                   ----           ----
Cash flows from operating activities:
-------------------------------------

  Net income                                                                 $   128,065    $    99,583
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                  83,004         53,225
    Amortization of deferred loan fees                                           (51,347)       (54,833)
    Amortization of premiums on loans purchased                                    5,565         12,466
    Accretion of investment security discounts net of premium amortization        16,840         13,172
    Provision for loan losses                                                      2,000          9,000
    (Increase) decrease in:
       Accrued interest receivable                                               (55,673)       (13,995)
       Other assets                                                               71,500        (42,472)
     Increase (decrease) in:
       Accrued interest payable                                                  215,087        145,674
       Other liabilities                                                             798        (23,620)
                                                                             -----------    -----------
             Net cash provided by operating activities                           415,839        198,200
                                                                             -----------    -----------
Cash flows from investing activities:
-------------------------------------
   Investment securities available-for-sale:
      Proceeds from sales and maturities of mortgaged-backed securities        1,005,246           --
      Purchase of mortgage-backed securities                                  (2,881,568)          --
      Purchase of other securities                                            (5,118,133)          --
   Investment securities held-to-maturity:
      Proceeds from maturities and repayments
         Mortgage-backed securities                                              802,721      1,195,600
         Other                                                                      --          360,000
      Purchase of mortgage-backed securities                                  (1,257,150)    (3,463,186)
      Purchase of other securities                                              (221,425)    (1,345,839)
  Net (increase) decrease in loans                                            (1,744,826)     2,199,598
  Purchase of office properties and equipment                                   (170,187)       (59,049)
  Purchase of Federal Home Loan Bank stock                                       (57,600)       (59,300)
                                                                             -----------    -----------

             Net cash  used in investing activities                           (9,642,922)    (1,172,176)
                                                                             -----------    -----------

                                   (Continued)

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)


                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                               ------------------------------
                                                                                                     1999           1998
                                                                                                     ----           ----

Cash flows from financing activities:
-------------------------------------
  Net increase (decrease) in:
    Deposits                                                                                      2,413,401       1,800,171
    Advances from borrowers for insurance and taxes                                                 (75,030)       (121,302)
    Advances from Federal Home Loan Bank                                                         11,764,247       5,374,000
    Repayment of Federal Home Loan Bank advances                                                 (9,078,761)     (5,531,507)
    Issuance of common stock                                                                      3,187,515            --
                                                                                               ------------    ------------
         Net cash provided by financing activities                                                8,211,372       1,521,362
                                                                                               ------------    ------------

Net increase in cash and cash equivalents                                                        (1,015,711)        547,386
Cash and cash equivalents - beginning                                                             2,387,592         788,652
                                                                                               ------------    ------------
Cash and cash equivalents - ending                                                             $  1,371,881    $  1,336,038
                                                                                               ============    ============

Supplemental disclosures:
-------------------------
  Cash paid during the period for interest                                                     $  1,175,649    $  1,187,522
                                                                                               ============    ============
  Cash paid during the period for taxes                                                                --      $     64,412
                                                                                               ============    ============
 Net change in unrealized loss on securities available-for-sale                                $   (259,884)           --
                                                                                               ============    ============













     See accompanying notes to unaudited consolidated financial statements.

                      STEELTON BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the results, which may be expected for the entire fiscal year or any other period. The condensed financial statements as of and for the three and nine month periods ended September 30, 1999 and 1998 include the accounts of Mechanics Savings Bank (the "Bank") which, as discussed in Note 2, became the wholly owned subsidiary of Steelton Bancorp, Inc. (the "Company") on July 8, 1999. The Company's business is conducted principally through the Bank. Through its main office located in Steelton and its branch office located in Lower Swatara Township, Pennsylvania, the Bank provides retail banking services, with an emphasis on one-to-four-family residential mortgages.

The interim consolidated  financial statements include the accounts of Mechanics
Savings  and  Loan,  FSA  and  its  wholly-owned  subsidiary,   Baldwin  Service
Corporation.

These statements should be read in conjunction with the financial statements and related notes, which are incorporated by reference in the Company's Prospectus dated May 14, 1999.

Note 2 - MUTUAL TO STOCK CONVERSION
On July 8, 1999, the Bank completed its mutual to stock conversion (the "Conversion"). In connection with the Conversion, Steelton Bancorp, Inc., a Pennsylvania chartered corporation, sold 385,000 shares of its common stock in a subscription offering at $10.00 per share. Upon completion of these transactions, the Bank became the wholly owned subsidiary of Steelton Bancorp, Inc. and changed its name from Mechanics Savings and Loan, FSA to Mechanics Savings Bank.

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

Note 4-EARNINGS PER COMMON SHARE

Basic net income per common share for the three months ended September 30, 1999 is calculated by dividing net income by the number of shares of common stock outstanding adjusted for the unallocated portion of shares held by the ESOP. Diluted net income per share is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, stock-based compensation grants and other securities, if dilutive, generally, using the treasury stock method. The Company has no potentially dilutive securities.

Net income per common share for the three months ended September 30, 1999 has been calculated with the assumption that the common stock issued has been outstanding since July 1, 1999.

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


Comparison of Financial Condition at September 30, 1999 and December 31, 1998

Assets. Total assets increased $8.4 million, or 20.2%, to $49.9 million at September 30, 1999 from $41.5 million at December 31, 1998. The increase in total assets resulted primarily from a $1.8 million increase in net loans outstanding and a $7.4 million increase in investment securities, partially offset by a $1.0 million decrease in cash and cash equivalents.

Loans receivable increased by $1.8 million due to a strong 1999 third quarter increase in loan originations. Investment securities increased $7.4 million or 55.5% as the Company invested excess liquidity

Liabilities. Total liabilities increased by 13.9%, or $5.2 million, between December 31, 1998 and September 30, 1999. The increase in total liabilities is primarily from a $2.4 million increase in deposits and a $2.6 million increase in advances from the Federal Home Loan Bank (the "FHLB").

Stockholders' Equity. Stockholders' equity increased by $3.1 million between December 31, 1998 and September 30, 1999. The increase was due to the sale of common stock in the Conversion and net income for the period of $128,000 offset somewhat by unrealized losses on investments available for sale, net of tax, of $171,000.

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

Net cash provided by operations for the nine months ended September 30, 1999 was $416,000 compared to net cash provided by its operating activities of $198,000 for the same period in 1998. The primary factors for the increase in cash provided by operations in 1999 was a federal income tax refund of $57,000 for 1998 that was received in 1999, a net increase in net income of $28,000, a net increase in depreciation of $30,000 and an increase in accrued interest payable of $ $69,000.

Net cash used in the Company's investing activities totaled $9.6 million for the nine months ended September 30, 1999. The net cash used in investing activities for the nine months ended September 30, 1999 included cash used to purchase office properties and equipment totaling $170,000, net cash used for investment and mortgage-backed securities of $7.7 million and a net increase in the loan portfolio totaling $1.7 million for the nine months ended September 30, 1999.

Net cash provided by financing activities, primarily from the issuance of common stock, net increases in FHLB advances and cash receipts from its net increases in deposits, totaled $8.2 million for the nine months ended September 30, 1999, compared to net cash provided by financing activities totaling $1.5 million for the same period in 1998.

On September 30, 1999, the Bank was in compliance with its regulatory capital requirements as follows:


                                                   Amount            Percent
                                                   ------            -------
                                          (Dollars in thousands)

     Core capital.......................           $5,581             11.43%
     Core capital requirement...........           $1,951              4.00%
     Excess over requirement............           $3,630              7.43%
     Risk based capital.................           $5,749             25.26%
     Risk based capital requirement.....           $1,821              8.00%
     Excess over requirement............           $3,928             17.26%


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

Comparison of Operating Results for Three and Nine Months Ended September 30, 1999 and 1998

General. The largest component of the Company's total income and total expenses are interest items. As a result, its earnings are greatly influenced by its net interest income, which is determined by the difference between the interest earned on its interest-earning assets and the rates paid on its interest-bearing liabilities (interest rate spread) as well as by the relative amounts of its interest-earning assets and interest-bearing liabilities.

Like most savings banks, the Bank's interest income and cost of funds are substantially affected by general economic conditions. Because a significant portion of the Bank's assets consist of fixed rate loans, increases in interest costs will result in a decline in its net interest income.

Net Income. The Company's net income increased by $48,000 and $28,000 for the three and nine month periods ended September 30, 1999, when compared to the same periods in 1998 primarily due to increases in net interest income and other income. The increases in net interest income and other income were partially offset by increases in other expenses.

Interest Income. Total interest income increased by $120,000 and $145,000 for the three and nine months periods ended September 30, 1999, when compared to the same periods in 1998. Interest income from investment securities increased by $171,000 and $383,000 for the three and nine month periods ended September 30, 1999, primarily as a result of investing excess liquidity primarily in mortgage-backed securities. The previously mentioned increases in interest income from investment securities was partially offset by decreases in interest income from the loan portfolio of $65,000 and $334,000 for the three and nine month periods ended September 30, 1999, primarily as a result of the decrease in the average balances of loans receivable due to a decrease in loan originations for the first six months of 1999.

Interest Expense. Interest expense on deposits increased by $26,000 and $88,000 for the three and nine-month periods ended September 30, 1999, respectively, when compared to the same periods in 1998. The increase in interest expense on deposits was primarily the result of increases in the average amounts of deposits in 1999. Interest expense on advances from the Federal Home Loan Bank increased $12,000 and decreased by $30,000 for the three and nine-month periods ended September 30, 1999, respectively, when compared to the same periods in 1999. Cash obtained from net repayments of loans and increases in deposits during the second half of 1998 and first half of 1999 was used to reduce average advances from the Federal Home Loan Bank during the first half of 1999 when compared to the first half of 1998. Average outstanding advances from the Federal Home Loan Bank increased during the quarter ended September 30, 1999 to meet liquidity needs due to an increase in loan originations.

Net Interest Income. Net interest income increased by $82,000 and $87,000 for the three and nine month periods ended September 30, 1999, when compared to the same periods in 1998 due to the changes in interest income and interest expense described above.

Provision for Loan Losses. An allowance for loan losses is maintained through a provision for loan losses based on management's periodic evaluation of the general level of loan delinquency, the level of risk by type of loan, and general economic conditions. The provision reflects an amount that, in management's opinion, is adequate to absorb losses in the current portfolio. The provision for loan losses was $0 and $2,000 for the three and nine months ended September 30, 1999 compared to $3,000 and $9,000 for the same periods in 1998. The current allowance represents 0.58% of total loans outstanding at September 30, 1999. Management monitors the loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

Other Income. Other income, primarily fees and services charges increased by $33,000 and $62,000 for the three and nine month periods ended September 30, 1999, respectively, when compared to the same periods in 1998. The Bank had $27,000 in automated teller machine services charges for non-customer use in the first three quarters of 1999. The Bank did not charge automated teller machine service charges during the ninth months ended September 30, 1998. . In addition, services charges assessed on NOW accounts increased by $15,000 for the nine-month period ended September 30, 1999 compared to the same period in 1998.

Other Expense. Other expense increased by $52,000 and $124,000 for the three and nine month periods ended September 30, 1999, when compared to the same periods in 1998. Automated teller machine related expenses increased by $6,000 and $14,000 for the three and nine month periods ended September 30, 1999, due to an increase in the number of transactions by the Bank's customers. Service charges by the Federal Home Loan Bank increased by $6,000 and $15,000 for the three and nine month periods ended September 30, 1999 due to increased checking account and investment transactions subject to services charges. NOW and MMDA check expenses increased by $7,000 and $17,000 for the three and nine months periods ended September 30, 1999 due an increased number of customer accounts. In general, administrative expenses have increased in 1999 compare to 1998 as a result of the increased reporting requirements of a public company.

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

The Company expects increased expenses in the future as a result of the establishment of the employee stock ownership plan, potential stock benefit plans, and the adoption of the directors and executive retirement plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, transfer agent, and professional fees.

Provision for Income Taxes. Income tax expense increased by $18,000 and $4,000 for the three and nine month periods ended September 30, 1999 when compared to the same periods in 1998. These increases resulted primarily from an increase in income before income taxes for the three and nine month periods ended September 30, 1999 when compared to the same periods in 1998.

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

The Bank's Year 2000 Plan (the "Plan") was presented to the Board of Directors in December, 1997. The Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of Year 2000 on Computer Systems." The Year 2000 Committee is responsible for the Plan with the Board of Directors receiving Year 2000 progress reports on no less than a quarterly basis. The Bank's primary operating systems, as provided by a third party service bureau ("External Provider"), have been tested satisfactorily. The main hardware and software used to serve the Bank's customer base and maintain the customer transaction histories and Bank accounting records are currently operating on Year 2000 compliant systems.

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

The Bank has contacted all other material vendors and suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to the Bank that they expect to be Year 2000 compliant prior to the Year 2000. The Bank has contacted all significant customers and non-information technology suppliers, including utility systems and telephone systems, regarding their year 2000 state of readiness.

The Bank has identified three vendors and systems as mission critical, each of which is 100% Year 2000 compliant. The only critical vendors that have not confirmed that they are Year 2000 compliant are the utility companies. The Bank's correspondent banks have confirmed year 2000 compliance.

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

The Bank is unable to test the Year 2000 readiness of its significant suppliers of utilities. The Bank is relying on the utility companies' internal testing and representations to provide the required services that drive its data systems. Any prolonged disruption in utility service could impair the ability of the Bank to service its customers on a timely basis.

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

Costs will be incurred to replace certain non-compliant software and hardware. The Bank does not anticipate that direct costs for renovating or replacing non-compliant hardware and software will exceed $50,000, of which approximately $45,000 had been expended as of September 30, 1999. No assurance can be given that the Year 2000 Plan will be completed successfully by the Year 2000, in which event the Bank could incur significant costs. If the External Provider fails to maintain its system in compliant state or incurs other obstacles prior to Year 2000, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the consolidated financial statements of the Bank.

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

Part II.          OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

         From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At
         September 30, 1999, there were no legal proceedings to which the Company or its subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

      (a)  Exhibits

           3(i)    Articles of Incorporation of Steelton Bancorp, Inc.*
           3(ii)   Bylaws of Steelton Bancorp, Inc.*
           4       Specimen Stock Certificate*
           10.1    Employment Agreement between the Bank and Harold E. Stremmel*
           27      Financial Data Schedule (electronic filing only)

---------------------
 * Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-74279) initially filed with the SEC on March 11, 1999.

         (b) The following current reports on Form 8-K were filed during the quarter ended September 30, 1999:

          On July 14, 1999, the Company filed a From 8-K to report the completion of the Bank's mutual to stock conversion on July 8, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STEELTON BANCORP, INC.



Date:    November 15, 1999        By:/s/Harold E. Stremmel
                                     -------------------------------------------
                                     Harold E. Stremmel
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)
                                    (Duly Authorized Officer)


Date:    November 15, 1999       By: /s/Shannon Aylesworth
                                     -------------------------------------------
                                     Shannon Aylesworth
                                     Chief Financial Officer
                                    (Principal Accounting Officer)