Form 10KSB40
period 1999-12-31
STEELTON BANCORP INC
filed 2000-03-27
CIK 1081212

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1999
                                   -----------------

                                     - OR -

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from             to
                                        ----------    ---------

Commission file number:   0-26499
                         ---------

                             Steelton Bancorp, Inc.
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Pennsylvania                                         25-1830745
-------------------------------------                      --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 of Incorporation or Organization)                          Identification No.)

    51 South Front Street, Steelton, Pennsylvania              17113
-----------------------------------------------------       -------------------
   (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:              (717) 939-1966
                                                            -------------------
Securities registered pursuant to Section 12(b) of the Act:          None
                                                            -------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 1999 were $181,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the bid and asked prices of such stock as of March 23, 2000, was approximately $3.0 million.

         As of March 23, 2000, the registrant had 377,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1999. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1999. (Part III)

                                     PART I

Forward-Looking Statements

         Steelton Bancorp, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Description of Business
-------------------------------

General

         The Company is a Pennsylvania corporation organized in February 1999 at the direction of Mechanics Savings and Loan, FSA (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On July 8, 1999, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The

Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

         The Bank is a federally chartered stock savings bank headquartered in Steelton, Pennsylvania, originally chartered in 1900 as Mechanics Building and Loan Association of Steelton. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("SAIF"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by one- to four-family residential real estate.

         References to the Company or the Bank, include the Company, the Bank and any subsidiaries on a consolidated basis, unless the context requires otherwise.

Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         The following table sets forth information concerning the composition of the Bank's loan portfolio by loan category at the dates indicated.


                                                                       At December 31,
                                                     -------------------------------------------------
                                                              1999                       1998
                                                     ---------------------   -------------------------
                                                         $           %            $              %
                                                     ---------    --------   ---------        --------
                                                                   (Dollars in thousands)
Type of Loans:
-------------
Real estate:
  1-4 family.................................        $28,470        85.21%     $23,537          83.52%
  Non-residential............................            830         2.48          764           2.72
Consumer loans:
  Home equity and second mortgage loans......          3,408        10.20        3,234          11.47
  Share loans................................            226         0.68          277           0.98
  Other(1)...................................            403         1.21          289           1.03
Commercial (business) loans..................             76         0.22           79           0.28
                                                      ------       ------       ------         ------
Total loans..................................         33,413       100.00%      28,181         100.00%
                                                      ------       ======       ------         ======
Less:
  Loans in process(2)........................            946                        51
  Deferred loan origination fees and costs...            272                       180
  Allowance for loan losses..................            168                       166
                                                      ------                    ------
Total loans, net.............................        $32,027                   $27,784
                                                      ======                    ======

--------------------
(1) Consists of personal secured, auto secured, credit card loans, and premiums on loans purchased.
(2)  Relates to construction loans.

         Loan Maturity Schedule. The following table sets forth the maturity or repricing of Bank's loan portfolio at December 31, 1999. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.


                                                        Home
                        1-4 Family        Non        Equity and
                        Real Estate   Residential      Second        Share       Other    Commercial
                        Mortgage(1)   Real Estate    Mortgages       Loans     Consumer    Business      Total
                        -----------   -----------    ---------       -----     --------     --------     -----
                                                       (In thousands)
Non-performing............   $   380          $ 61        $   71     $  --      $ 15         $ --      $   527

Amounts Due:
Within 1 Year.............       315           178           432        91        20           --        1,036
Within 1 to 5 Years.......       161            --           451       135       286           76        1,109
After 5 Years.............    27,614           591         2,454         -        82           --       30,741
                              ------           ---         -----       ---       ---           --       ------
Total amount due..........    28,470           830         3,408       226       403           76       33,413
                              ------           ---         -----       ---       ---           --       ------
Less:
Allowance for loan loss...        95            --            48        --        17            8          168
Loans in process..........       946            --            --        --        --           --          946
Deferred loan fees........       272            --            --        --        --           --          272
                              ------           ---         -----       ---       ---           --       ------
Loans receivable, net.....   $27,157          $830        $3,360      $226      $386          $68      $32,027
                              ======           ===         =====       ===       ===           ==       ======

-----------------------
(1)      Includes construction loans.

         The following table sets forth the dollar amount of all loans due after December 31, 2000, which have pre-determined interest rates and which have floating or adjustable interest rates.
                                                  Floating or
                               Fixed Rates     Adjustable Rates     Total
                               -----------     ----------------     -----
                                                (In thousands)

One-to-four family...........     $22,382           $5,393         $27,775
Non-residential real estate..         291              300             591
Home Equity and Second.......
  Mortgages..................       2,905               --           2,905
Share loans..................         135               --             135
Other consumer...............         368               --             368
Commercial (Business)........          76               --              76
                                   ------            -----          ------
  Total......................     $26,157           $5,693         $31,850
                                   ======            =====          ======

         Residential Lending. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's market area. The Bank generally originates single-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring private mortgage insurance. The Bank will originate a mortgage loan in an amount up to 97% of the lesser of the appraised value or selling price of a mortgaged property, however, private mortgage insurance for the borrower is required on the amount financed in excess of 80%. For multi-family and commercial properties, the Bank will originate a mortgage loan in an amount up to 75% of the lesser of the appraised value or selling price.

         The Bank originates both fixed rate and adjustable rate mortgage loans. The majority of the mortgage loans are fixed rate loans with terms of 30 years, however the Bank also originates a significant amount of loans with terms of 15 years. Adjustable rate mortgage loans are tied to the 1-year U.S. Treasury Security Index or the 3-year Treasury Security Index. The Bank has originated adjustable rate mortgage loans since 1988.

         The Bank generally makes its fixed rate mortgage loans to meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation ("FHLMC") but also makes non-conforming loans. While the Bank is an approved FHLMC seller/servicer, it has not sold any mortgage loans in the secondary mortgage market for the three-year period ended December 31, 1998. The Bank may in the future sell fixed rate mortgage loans in the secondary market, as markets and the Bank's own portfolio needs dictate.

         Substantially all of the Bank's residential mortgages include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Property appraisals on real estate securing the Bank's single-family residential loans are made by state certified and licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Bank obtains title insurance policies on all first mortgage real estate loans originated. All property secured loans require fire and casualty insurance. Loans made on property located in designated flood zones require minimum flood insurance coverage based on the amount of the loan.

         Construction Lending. The Bank engages in lending including loans to qualified borrowers for construction of single-family residential properties in the Bank's market area. Construction loans are made to builders on a speculative basis and to owners for construction of their primary residence on a construction/permanent basis. The Bank is a limited lender to local builders engaged in the construction of single-family homes. The Bank limits residential construction loans to not more than two units per builder and has never had more than seven construction loans outstanding at any one time. At December 31, 1999, the Bank had one construction loan outstanding to a builder.

         Construction lending is generally considered to involve a higher degree of credit risk than long term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

         Consumer Loans. As of December 31, 1999, consumer loans amounted to $4.0 million or 12.6% of the Bank's total loan portfolio and consisted primarily of home equity loans and FHA Title I home improvement loans. To a lesser extent, the Bank originates personal loans (secured and unsecured), savings secured loans (share loans), auto loans, and credit card loans. Consumer loans are originated in the Bank's market area and have maturities of up to 15 years. On share loans, the Bank will lend up to 90% of the account balance.

         Consumer loans generally have shorter terms and higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between average loan yield and costs of funds and at the same time improve the matching of the rate sensitive assets and liabilities.

         Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Even for consumer loans secured by real estate the risk to the Bank is greater than that inherent in the single family loan portfolio in that the security for consumer loans is generally not the first lien on the property and ultimate collection of amounts due may be dependent on whether any value remains after collection by a holder with a higher priority than the Bank. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

         Commercial Real Estate and Other Loans. The Bank originates a limited number of commercial real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and space occupied by local fraternal, church or service organizations. The Bank requires no less than 25% downpayment or equity for commercial real estate mortgage loans. The average loan size is approximately $150,000. Typically these loans are made with adjustable rates of interest with terms of up to 20 years. Essentially all originated commercial real estate loans are within the Bank's market area and all are within the Commonwealth of Pennsylvania. The Bank's largest commercial real estate loan had a balance of $177,000 on December 31, 1999 and was secured by a multi-family apartment building located in the Bank's market area.

         Commercial real estate loans, including multi-family loans, generally are considered to entail significantly greater risk than that which is involved with single family real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the commercial real estate and the borrower. These risks can be significantly affected by economic conditions. In addition, commercial real estate lending generally requires substantially greater oversight efforts compared to residential real estate lending.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of December 31, 1999, the Bank's largest aggregation of loans to one borrower was $338,000 consisting of one single-family residential home, which was within the Bank's legal lending limit to one borrower of $810,000 at that date. At December 31, 1999, the loan was current.

         Loan Solicitation and Processing. The Bank's customary sources of mortgage loan applications include repeat customers, walk-ins, and referrals from home builders and real estate brokers.

         Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, the Executive Committee of the Board of Directors analyzes the loan applications and the property involved and approves all mortgage loans in amounts above $30,000. The Executive Vice President, Mr. Harold E. Stremmel, and the Senior Vice President, Mr. James S. Nelson, have authority to jointly approve mortgage loans in amounts up to $30,000. The Executive Committee ratifies most loans below $30,000 approved by Mr. Stremmel and Mr. Nelson. Individually, Messrs. Stremmel and Nelson have the authority to approve consumer loans in amounts up to $15,000. The Executive Committee approves consumer loans in amount above $30,000. The full Board of Directors ratifies all loans.

         Loan applicants are promptly notified of the decision of the Bank by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged to the Bank, tax escrow and the notice of requirement of insurance coverage to be maintained to protect the Bank's interest.

         Loan Commitments. The Bank gives written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of the issuance. The total amount of the Bank's commitments to extend credit as of December 31, 1999, was $1,817,000.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination and commitment fees for originating or purchasing certain loans. The Bank generally receives between two and three points on mortgage loans originated.

         The Bank also receives other fees and charges relating to existing loans, which include late charges, and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

Non-performing Loans and Problem Assets

         Non-Performing Assets. The following table provides information regarding the Bank's non-performing loans and other non-performing assets as of the end of each of the last three fiscal years. As of each of the dates indicated, the Bank did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 114.


                                                                 At December 31,
                                                           ------------------------------
                                                             1999        1998      1997
                                                             ----        ----      ----
                                                             (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  1-4 family residential real estate .................       $ 380    $      223    $236
  Non-residential ....................................          61            55     292
Non-mortgage loans:
  Home equity and second mortgages ...................          71            44       7
  Share loans ........................................          --            --      --
  Other consumer .....................................          15            --       8
  Commercial (business) ..............................          --            --      --
                                                             -----    ----------    ----
Total ................................................       $ 527    $      322    $543
                                                             =====    ==========    ====
Accruing loans which are contractually past
 due 90 days or more:
Mortgage loans:
  1-4 family residential real estate .................       $  --    $       --    $ 42
  Non-residential ....................................          --            --      --
Non-mortgage loans:
  Home equity and second mortgages ...................          --            --      --
  Share loans ........................................          --            --      --
  Other consumer .....................................          --            --       6
                                                             -----    ----------    ----
Total ................................................       $  --    $       --    $ 48
                                                             =====    ==========    ====
Total non-accrual and accrual loans ..................       $ 527    $      322    $591
                                                             =====    ==========    ====
Real estate owned ....................................       $  --    $       --    $ --
                                                             =====    ==========    ====
Other non-performing assets ..........................       $  --    $       --    $ --
                                                             =====    ==========    ====
Total non-performing assets ..........................       $ 527    $      322    $591
                                                             =====    ==========    ====
Total non-accrual and accrual loans to net loans .....        1.65%         1.16%   1.84%
                                                             =====    ==========    ====
Total non-accrual and accrual loans to total assets...        0.98%         0.78%   1.59%
                                                             =====    ==========    ====
Total non-performing assets to total assets ..........        0.98%         0.78%   1.59%
                                                             =====    ==========    ====

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 1999, the Bank had $527,000 of loans that were held on a non-accrual basis.

         During the year ended December 31, 1999, approximately $27,000 of interest would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the same periods was insignificant during December 31, 1999.

         Classified Assets. Management, in compliance with OTS guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount considered prudent by management.

When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off. This allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of so little value that their continuance as assets without the establishment of a loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management.

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

                                     At
                                December 31,
                                   1999
                              ---------------
                              (In thousands)

Special mention                    $ --
Substandard                         404
Doubtful                             --
Loss                                 --
                                    ---
  Total                            $404
                                    ===

         Allowance for Loan Losses. The Bank segregates the loan portfolio for loan losses into the following broad categories: residential real estate, commercial real estate, and consumer loans. The Bank provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses and other factors. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as:

o       trends in delinquencies and nonaccruals;
o       trends in volume, terms and portfolio mix;
o       new credit products;
o       changes in lending policies and procedures;
o       changes in the outlook for the local, regional and national economy; and
o       peer group comparisons.

         At least quarterly, the Bank's management evaluates the need to establish reserves against losses on loans and other assets based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. This evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters: (1) the estimated market value of the underlying collateral of problem loans, (2) prior loss experience,
(3) economic conditions and (4) overall portfolio quality.

         Provisions for losses are charged against earnings in the period they are established. The Bank had $168,000 in allowances for loan losses at December 31, 1999.

         While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that general economic conditions, a deteriorating real estate market, or other factors will not cause the Bank to significantly increase its allowance for loans losses, which would negatively affect the Bank's financial condition and earnings.

         In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         It is the Bank's policy to review its loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. Additionally, the Bank maintains a program of reviewing loan applications prior to making the loan and immediately after loans are made in an effort to maintain loan quality.

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                 At December 31,
                                              ----------------------
                                                 1999         1998
                                                 ----         ----
                                              (Dollars in thousands)

Total loans outstanding (net) .............   $ 32,027     $ 27,784
                                              ========     ========
Average loans outstanding .................     28,035       29,889
                                              ========     ========
Allowance balances (at beginning of period)        166          126
Provision (credit):
  1-4 family residential ..................         (1)          (4)
  Non-residential real estate .............          3            4
  Consumer ................................         --           42
  Commercial (business) ...................         --            8
Charge-offs :
  1-4 family residential ..................         --           --
  Non-residential real estate .............         --           --
  Consumer ................................         --           10
  Commercial (business) ...................         --           --
Recoveries ................................         --           --
                                              --------     --------
Allowance balance (at end of period) ......   $    168     $    166
                                              ========     ========
Allowance for loan losses as a percent
  of total loans outstanding ..............       0.52%         .60%
Loans charged off as a percent
  of average loans outstanding ............         --%         .04%

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                           At December 31,
                            --------------------------------------------------
                                     1999                      1998
                            -----------------------    -----------------------
                                        Percent of               Percent of
                                         Loans to                 Loans to
                              Amount    Total Loans    Amount     Total Loans
                              ------    -----------    ------     -----------
                                          (Dollars in thousands)
At end of period allocated to:
1-4 family....................   $ 91      54.17%       $92           55.42%
Non-residential real estate...      4       2.38          4            2.41
Consumer......................     65      38.69         62           37.35
Commercial (business).........      8       4.76          8            4.82
                                  ---     ------        ---          ------
Total allowance...............   $168     100.00%      $166          100.00%
                                  ===     ======        ===          ======

Investment Activities

         General. Federally chartered savings Banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies (including securities collateralized by mortgages), certain certificates of deposits of insured banks and savings institutions, municipal securities, corporate debt securities and loans to other banking institutions.

         The Bank maintains liquid assets which may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. The Bank maintains an investment securities portfolio and a mortgage-backed securities portfolio as part of its investment portfolio. At December 31, 1999, the Bank had an investment securities portfolio with a carrying value of $7.2 million (13.3% of total assets) and a mortgage-backed securities portfolio with a carrying value of $8.8 million (16.3% of total assets). At December 31, 1999, the market value of the investment securities portfolio was $7.1 million and the market value of the mortgage-backed securities portfolio was $8.6 million.

         Investment Policies. The investment policy of the Bank, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Bank's lending activities. The policy provides for available for sale, held to maturity and trading classifications. However, the Bank does not currently use a trading classification and does not anticipate doing so in the future. The policy permits investments in high credit quality instruments with diversified cash flows while permitting the Bank to maximize total return within the guidelines set forth in the Bank's interest rate risk and liquidity management policy. Permitted investments include but are not limited to U. S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, mortgage backed securities and collateralized mortgage obligations guaranteed by government or government-sponsored agencies, investment grade corporate debt securities, and commercial paper. The Bank also invests in FHLB overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

         The policy also includes several specific guidelines and restrictions to insure adherence with safe and sound activities. The policy prohibits investments in high risk mortgage derivative products, as defined within its policy, without prior approval from the Board of Directors. Management must demonstrate the business advantage of those types of investments. In addition, the policy limits the maximum amount of the investment in a specific investment category. The Bank does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, the Bank does not invest in securities which are not rated investment grade.

         All transactions are reported to the Board of Directors monthly, with the entire portfolio reported quarterly, including market values and unrealized gains (losses).

         Investment Securities. The Bank maintains a portfolio of investment securities, classified as either available for sale or held to maturity, to enhance total return on investments. At December 31, 1999, primarily all of the Bank's investment securities consisted of obligations of state and local governments and U.S. Government Agency obligations with varying characteristics as to rate, maturity and call provisions. Callable agency securities, representing 90.2% of the Bank's U.S. Government Agency obligations, totaling approximately $4.6 million at December 31, 1999, could reduce the Bank's investment yield if these securities are called prior to maturity. The Bank invests in obligations of state and local governments as part of the Bank's efforts to lower its tax burden. These obligations are backed by the full faith and credit of these governmental bodies.

         Mortgage-backed Securities. The Bank invests in mortgage-backed securities to provide earnings, liquidity, cash flows, and diversification to the Banks' overall balance sheet. These mortgage-backed securities are classified as either available for sale or held to maturity. The securities are participation certificates that are secured by interest in pools of mortgages. At December 31, 1999, the Bank held mortgage-backed securities totaling $7.6 million that were issued and guaranteed by the Government National Mortgage Bank ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). At December 31, 1999, the Bank held mortgage-backed securities totaling $1.2 million that were issued by a financial institution and were not guaranteed by the issuer. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities secured by single-family mortgages.

         Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages, including fixed-rate or adjustable-rate, and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

         Collateralized Mortgage Obligations ("CMOs"). The Bank also invests in CMOs, issued or sponsored by FNMA and FHLMC which totaled $14,700 at December 31, 1999. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in CMOs allows the Bank to moderate reinvestment risk resulting from unexpected prepayment activity associated with conventional mortgage-backed securities. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         Other Securities. Other securities used by the Bank, but not necessarily included in the investment portfolio, consist of equity securities, interest-bearing deposits and federal funds sold. Equity securities owned consist of a $692,000 investment in FHLB of Pittsburgh common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Pittsburgh, ownership of FHLB of Pittsburgh common shares is required. The remaining securities provide diversification and complement the Bank's overall investment strategy.

         The following table sets forth the carrying value of the Bank's investment and mortgage-backed securities portfolio at the dates indicated.

                                                  At December 31,
                                                 ------------------
                                                   1999      1998
                                                 ------------------
                                                  (In thousands)
Certificates of Deposit ......................   $   100   $  --
                                                 -------   -------

Securities Held to Maturity:
 U.S. Government and Federal Agencies ........       621       500
 Mortgage-backed Securities ..................     3,740     3,405
 Obligations of State and Local Governments ..     1,296     1,295
                                                 -------   -------
   Total Securities Held to Maturity .........     5,757     5,200
                                                 -------   -------

Securities Available for Sale (at fair value):
 U.S. Government and Federal Agencies ........     4,426       200
 Mortgage-backed Securities ..................     5,074     3,705
 Obligations of State and Local Governments ..       752        99
                                                 -------   -------
   Total Securities Available for Sale .......    10,252     4,004
                                                 -------   -------
 Total Investment and
   Mortgage-backed Securities ................   $16,009   $ 9,204
                                                 =======   =======

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at December 31, 1999.


                                                                    At December 31, 1999
                          ---------------------------------------------------------------------------------------------------------
                            One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years  Total Investment Securities
                          ------------------ ------------------- -----------------  ------------------   ---------------------------
                          Carrying  Average  Carrying  Average   Carrying  Average   Carrying   Average   Carrying Average    Market
                           Value     Yield     Value    Yield      Value    Yield      Value     Yield      Value   Yield      Value
                          -------  --------- --------  --------- ---------  -------  ---------  --------  --------  -------  -------
                                                                      (Dollars in thousands)

Certificates of Deposit..... $ --      --%   $  100      5.22%    $   --       --%   $    --        --%   $   100    5.22%   $   100
U.S. Government and
  Federal Agencies..........  500    5.79       732      5.24      1,084     6.84      2,732      7.33      5,048    6.88      5,000
Mortgage-backed securities..   --      --       176      7.00        340     5.50      8,298      6.66      8,814    6.62      8,620
Obligations of State and
  local governments.........   --      --       380      3.93        414     4.30      1,253      5.11      2,047    4.73      1,993
                              ---    ----     -----      ----      -----     ----     ------      ----     ------    ----     ------
  Total..................... $500    5.79%   $1,388      5.10%    $1,838     6.02%   $12,283      6.65%   $16,009    5.27%   $15,713
                              ===    ====     =====      ====      =====     ===      ======      ====     ======    ====     ======

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. Borrowings (principally from the FHLB) are used to supplement the amount of funds for lending and investment. In addition to deposits and borrowings, the Bank derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.

         Deposits. The Bank offers a variety of deposit accounts. Over the past year, demand deposits have increased significantly. The increase in non-interest bearing checking accounts is attributed to the fact that the Bank, unlike local competitors, does not require a minimum balance on this type of account. A majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

         The Bank's current deposit products include certificates of deposit accounts ranging in terms from 90 days to ten years as well as checking, savings, NOW, money market and club accounts. Individual retirement accounts
(IRAs) are included in these accounts, depending on the customers investment preference.

         Deposits are obtained primarily from residents of Dauphin County. The Bank attracts deposit accounts by offering outstanding service, competitive interest rates, and convenient locations and service hours. The Bank uses traditional methods of advertising to attract new customers and deposits, including print media advertising, billboards, radio and direct mail. The Bank does not utilize the services of deposit brokers and management believes that an insignificant number of deposit accounts are held by non-residents of Pennsylvania.

         The Bank pays interest on its deposits which are competitive in its market. Interest rates on deposits are set weekly by senior management, based upon a number of factors, including: (1) the Bank's need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) the Bank's current cost of funds and its yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the FHLB of Pittsburgh.

         From time to time, the Bank has offered depositors incentives for making deposits into its accounts. These offers have been made on a limited basis for a limited amount of time. In 1997, when the Bank opened a new branch in Woodridge, the Bank offered premiums for new deposits for a period of three months. The Bank does not currently offer any premiums and has no plans to do so in the near future.

         Because of the large percentage of certificates of deposit in the deposit portfolio (68% at December 31, 1999), the Bank's liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with the Bank after they mature and the Bank believes that this will continue. However, the need to retain these time deposits could result in an increase in the Bank's cost of funds.

         Deposits in the Bank as of December 31, 1999, were represented by various types of savings programs described below.3

                                                               Minimum         Balance at       Percentage of
Category                      Term      Interest Rate(1)   Balance Amount   December 31, 1999   Total Deposits
--------                      ----      ----------------   --------------   -----------------   --------------
                                                                           (In thousands)
Checking Accounts             None               --%         $ --            $ 1,779              5.33%
NOW Accounts                  None             1.50           300              1,331              3.99
Savings Accounts              None             2.65           100              5,457             16.34
Money Market Accounts         None             2.47         2,500              2,111              6.32

Certificates of Deposit(2):
Fixed Term, Fixed Rate        3 Months         2.80         1,000                378              1.13
Fixed Term, Fixed Rate        6 Months         4.00         1,000              1,233              3.69
Fixed Term, Fixed Rate        7-12 Months      4.35           500              3,771             11.29
Fixed Term, Fixed Rate        13-36 Months     4.75           500             12,040             36.05
Fixed Term, Fixed Rate        37+ Months       5.00           500              5,297             15.86
                                                                              ------            ------
                              Total                                          $33,397            100.00%
                                                                              ======            ======

--------------
(1)  Weighted average rate as of December 31, 1999.
(2) Includes jumbo certificates of deposit of $3.8 million. See table of maturities of certificates of deposit of $100,000 or more.
(3)  Includes IRA accounts depending on the customers investment preference.

         The following table sets forth the time deposits in the Bank classified by interest rate as of the dates indicated.

                                             At December 31,
                                          1999           1998
                                          ----           ----
                                            (In thousands)
Interest Rate
3.99% or less.................          $ 243             $176
4.00-4.99%....................          6,622            4,369
5.00-5.99%....................          5,004            8,154
6.00-6.99%....................          7,205            3,655
7.00-7.99%....................          3,333            2,076
8.00% or more.................            312            1,986
                                       ------           ------
  Total.......................        $22,719          $20,416
                                       ======           ======

         The following table sets forth the amount and maturities of time deposits at December 31, 1999.


                                         Amount Due
                 -------------------------------------------------------------
                                                            After
                 December 31, December 31,  December 31,  December 31,
Interest Rate       2000         2001          2002          2003       Total
-------------    -------      -----------   -----------   -----------   -----

                                         (In thousands)
3.99% or less.... $   243        $   --        $   --        $   --    $   243
4.00-4.99%.......   5,504           943           172             4      6,623
5.00-5.99%.......   2,472         1,250           216         1,066      5,004
6.00-6.99%.......   2,238         2,743         2,020           203      7,204
7.00-7.99%.......     117            --           100         3,117      3,334
8.00% or more....     160            --            --           151        311
                   ------         -----         -----         -----     ------
  Total.......... $10,734        $4,936        $2,508        $4,541    $22,719
                   ======         =====         =====         =====     ======

         The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                  Certificates
Maturity Period                                    of Deposits
---------------                                    -----------
                                                (In thousands)
Three months or less                                     $ 204
Over three through six months                              320
Over six through twelve months                             935
Over twelve months                                       2,300
                                                         -----
                                                        $3,759
                                                        ======

         Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. The Bank typically has funded loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Bank recently has utilized FHLB advances to supplement these sources and as a match against certain assets in order to better manage interest rate risk. Short-term advances at December 31, 1999 totaled $6.1 million. See Note 8 to the Notes to the Consolidated Financial Statements.

Subsidiary Activity

         The Company's only subsidiary is the Bank. The Bank is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The Bank's sole subsidiary is Baldwin Service Corporation. The sole purpose of Baldwin Service Corporation was to temporarily hold a six-unit apartment house that nearly adjoins the Bank's main office location until the property could be used for expansion. The Company acquired additional property next to the main office in 1999 for $106,000 and will demolish buildings on the acquired property and the Baldwin Service Corporation property in the first quarter of 2000 for expansion of parking and drive-through banking services. At December 31, 1999, the Company had a commitment for building demolition totaling $58,000.

Personnel

         As of December 31, 1999, the Bank had 14 full-time employees and 4 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Legislation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank pays an annual insurance premium to the FDIC of at least 0.064% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. Most members of BIF pay a lower premium to the FDIC.

         After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         The following table presents the Bank's compliance with its regulatory capital requirements:



                                                     At December 31, 1999
                                               ------------------------------
                                                                  Percentage
                                                   Amount          of Assets
                                               ------------      ------------
                                                   (Dollars in Thousands)

Tangible capital.........................         $5,630             10.59%
Tangible capital requirement.............            797              1.50%
                                                   -----              ----
Excess...................................         $4,833              9.09%
                                                   =====              ====

Core capital.............................         $5,630             10.59%
Core capital requirements................          2,127              4.00%
                                                   -----             -----
Excess...................................         $3,503              6.59%
                                                   =====             =====

Total risk-based capital.................         $5,798             23.59%
Total risk-based capital requirement.....          1,966              8.00%
                                                   -----             -----
Excess...................................         $3,832             15.59%
                                                   =====             =====

         Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and, as a result, the ability of the Bank to meet its future minimum capital requirements.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.


         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of December 31, 1999, the Bank was in compliance with its QTL requirement with 79% of its assets invested in QTIs.

         Federal  Home  Loan  Bank  System.  The Bank is a member of the FHLB of
Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1999, the Bank's required liquid asset ratio was 4%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a) The Company owns its main office and branch office located in Dauphin County, Pennsylvania. The main office is located in Steelton, Pennsylvania and the branch office is located in Lower Swatara Township. The Bank also owns property located next to its main office, including a six-unit apartment house that nearly adjoins the Bank's main office location and a second adjoining lot previously managed by Baldwin Service Corporation. These properties will be used for the expansion of the Bank's main office. The Company's total investment in office property and equipment is $1.8 million with a net book value of $1.2 million at December 31, 1999.

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Company's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Company's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation of the Bank," and "Item
          2. Description of Property."

     (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which Registrant is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the forth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to stockholders for the fiscal year ended December 31, 1999 (the "Annual Report") is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 2000 (the"Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

 Item 12.  Certain Relationships and Related Transactions
 --------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

(a) Listed below are all financial statements and exhibits filed as part of this report.

     1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's Annual Report to Stockholders are incorporated herein by reference.

               Independent Auditors' Report

               Consolidated Statements of Financial Condition as of December 31, 1999 and 1998.

               Consolidated Statements of Income for the Years Ended December 31, 1999 and 1998

               Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999 and 1998

               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999 and 1998

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998.

               Notes to Consolidated Financial Statements

2. The following exhibits are included in this Report or incorporated herein by reference:

                  3(i)    Articles of Incorporation of Steelton Bancorp, Inc.*
                  3(ii)   Bylaws of Steelton Bancorp, Inc.*
                  4       Specimen Stock Certificate*
                 10.1     Employment Agreement with Harold E. Stremmel*
                 10.2     Steelton Bancorp, Inc. 1999 Stock Option Plan**
                 10.3     Mechanics Savings Bank Restricted Stock Plan**
                 13       1999 Annual Report to Stockholders
                 21       Subsidiaries of Registrant (see "Item 1 - Business")
                 23       Consent of McKonly & Asbury, LLP
                 27       Financial Data Schedule (electronic filing only)

---------------------
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-74279) filed with the SEC on March 11, 1999.
** Incorporated by reference to the Proxy Statement for the Special Meeting on February 3, 2000 filed with SEC on January 3, 2000.

(b)      Not applicable.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 2000.

                                      STEELTON BANCORP, INC.



                                      By:  /s/Harold E. Stremmel
                                           -------------------------------
                                           Harold E. Stremmel
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 2000.



/s/Harold E. Stremmel                    /s/James E. Nelson
--------------------------------         ---------------------------------
Harold E. Stremmel                       James E. Nelson
President and Chief Executive Officer    Senior Vice President and Director
(Principal Executive Officer)



/s/Marino Falcone                        /s/Joseph A. Wiedeman
---------------------------------        ---------------------------------
Marino Falcone                           Joseph A. Wiedeman
Chairman of the Board                    Treasurer and Director



/s/James F. Stone                        /s/Victor J. Segina
---------------------------------        ---------------------------------
James F. Stone                           Victor J. Segina
Director                                 Secretary and Director



/s/Richard E. Farina                     /s/Shannon Aylesworth
---------------------------------        ---------------------------------
Richard E. Farina                        Shannon Aylesworth
Director                                 Chief Financial Officer
                                         (Principal Financial and Accounting Officer)
