Form 10QSB
period 2000-03-31
STEELTON BANCORP INC
filed 2000-05-12
CIK 1081212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from              to
                                   ------------    ------------

        Pennsylvania                                 25-1830745
-------------------------------            -------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
 incorporation or organization)

51 South Front Street, Steelton, Pennsylvania          17113
---------------------------------------------          -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (717) 939-1966
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

     As of May 8, 2000, there were 350,350 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

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

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                             STEELTON, PENNSYLVANIA

                                    Contents
                                    --------

                                                                                                              Page
                                                                                                              ----

PART I -       FINANCIAL INFORMATION
Item 1.  Financial Statements....................................................................................3

         Consolidated Statements of Financial Condition - as of
         March 31, 2000 (unaudited) and December 31, 1999 (audited)..............................................3

         Consolidated Statements of Income - for the three months ended
         March 31, 2000 and March 31, 1999 (unaudited)...........................................................4

         Consolidated Statements of Comprehensive Income - for the three months ended March 31, 2000 and March 31, 1999 (unaudited).....................................................5

         Consolidated  Statements of Changes in  Stockholders'  Equity - for the
         three months ended March 31, 2000 (unaudited) and the year ended
         December 31, 1999 (audited).............................................................................6

         Consolidated Statements of Cash Flows - for the three months ended
         March 31, 2000 and March 31, 1999 (unaudited)...........................................................7

         Notes to Consolidated Financial Statements..............................................................9

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................17

Item 2.  Changes in Securities and Use of Proceeds..............................................................17

Item 3.  Defaults Upon Senior Securities........................................................................17

Item 4.  Submission of Matters to a Vote of Security Holders....................................................17

Item 5.  Other Information......................................................................................17

Item 6.  Exhibits and Reports on Form 8-K.......................................................................18


                         PART 1. FINANCIAL INFORMATION
                    STEELTON BANCORP, INC., AND SUBISIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

Item 1.  Financial Statements

                                                                                At March 31,             At December
                                                                                   2000                   31, 1999
                                                                          ------------------------    -----------------
                                                                                (UNAUDITED)
                                                        ASSETS
Cash and cash equivalents
    Cash and amounts due from depository
     institutions                                                                      $  272,452           $1,617,768
    Interest bearing deposits in other banks                                            2,091,959            1,670,023
Investment securities
    Securities available-for-sale                                                      10,738,001           10,252,585
    Securities held-to-maturity                                                         5,655,741            5,756,786
Loans receivable, net                                                                  34,801,730           32,027,255
Accrued interest receivable                                                               312,913              322,219
Federal Home Loan Bank stock, at cost                                                     786,300              691,800
Office properties and equipment, net                                                    1,019,058            1,033,679
Property held for expansion                                                               248,542              179,248
Deferred income taxes                                                                     264,337              302,800
Other assets                                                                               21,897               41,208
                                                                          ------------------------    -----------------
Total assets                                                                         $ 56,212,930          $53,895,371
                                                                          ========================    =================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                                                         $ 33,576,731          $33,266,127
    Advances from Federal Home Loan Bank                                               15,224,898           13,334,745
    Advances from borrowers for insurance and taxes                                       362,548              232,508
    Accrued interest payable                                                              430,852              140,473
    Dividends payable                                                                           -               30,800
    Other liabilities                                                                      69,290              118,640
                                                                          ------------------------    -----------------

           Total liabilities                                                           49,664,319           47,123,293
                                                                          ------------------------    -----------------

Stockholders' equity
    Preferred stock, no par value; 2,000,000
     shares authorized; none issued and
     outstanding at December 31, 1999 and 1998                                                  -                    -
    Common stock, $.10 par value; 8,000,000
     shares authorized; 385,000 shares
     issued and  350,350 outstanding
     at March 31, 2000;385,000 shares
     issued and oustanding at December 31,1999                                             38,500               38,500
    Additional paid-in capital                                                          3,457,015            3,457,015
    Retained earnings                                                                   3,953,039            3,863,701
    Restricted stock plan                                                                   4,718                    -
    Unearned compensation ESOP                                                           (308,000)            (308,000)
    Accumulated other comprehensive income (loss)                                        (209,121)            (279,138)
    Treasury stock                                                                       (387,540)                   -
                                                                          ------------------------    -----------------

           Total stockholders' equity                                                   6,548,611            6,772,078
                                                                          ------------------------    -----------------

Total liabilities and stockholders' equity                                           $ 56,212,930          $53,895,371
                                                                          ========================    =================

     See accompanying notes to unaudited consolidated financial statements.

                      STEELTON BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             2000                 1999
                                                                                      -----------------    -----------------
Interest income
    Loans                                                                                     $ 675,281            $ 565,112
    Investment securities                                                                       258,140              174,403
    Other interest earning assets                                                                18,177                    -
                                                                                       -----------------    -----------------
Total interest income                                                                           951,598              739,515
                                                                                       -----------------    -----------------
Interest expense
    Deposits                                                                                    365,293              327,983
    Advances from Federal Home Loan Bank                                                        200,904              123,796
                                                                                       -----------------    -----------------
Total interest expense                                                                          566,197              451,779
                                                                                       -----------------    -----------------
Net interest income                                                                             385,461              287,736

Provision for loan losses                                                                             -                5,000
                                                                                       -----------------    -----------------
Net interest income after provision for loan losses                                             385,461              282,736
                                                                                       -----------------    -----------------
Other income
    Fees and service charges                                                                     37,558               33,668
    Dividends on FHLB stock                                                                      19,552                9,049
    Gain on sale of investment                                                                      286                    -
    Other                                                                                        10,743               13,133
                                                                                       -----------------    -----------------
Total other income                                                                               68,139               55,850
                                                                                       -----------------    -----------------
Other expense
    Salaries and employee benefits                                                              164,124              147,505
    Occupancy expense of premises                                                                25,710               24,070
    Equipment                                                                                    39,618               47,507
    Advertising                                                                                  12,700               12,065
    Other                                                                                        89,850               62,249
                                                                                       -----------------    -----------------
Total other expense                                                                             332,002              293,396
                                                                                       -----------------    -----------------
Income before income taxes                                                                      121,598               45,190

Income taxes                                                                                     32,260               18,628
                                                                                       -----------------    -----------------
Net income                                                                                      $89,338              $26,562
                                                                                       =================    =================
Basic earnings per share                                                                        $  0.26                N/A
                                                                                       =================    =================
Diluted earnings per share                                                                      $  0.25                N/A
                                                                                       =================    =================

     See accompanying notes to unaudited consolidated financial statements

                      STEELTON BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                        2000                  1999
                                                                                 -------------------    ------------------

Net income                                                                                 $ 89,338              $ 26,562

Other comprehensive income (loss)
    Unrealized gains(losses) on securities
     available for sale                                                                     115,427               (62,849)
         Income tax benefit (expense)                                                       (45,410)               21,369
                                                                                 -------------------    ------------------
Comprehensive income (loss)                                                               $ 159,355             $ (14,918)
                                                                                 ===================    ==================


     See accompanying notes to unaudited consolidated financial statements

                      STEELTON BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 1999

                                                                                        Accumulated
                                                                                           Other
                                                                                          Compre-                   Total
                                         Additional               Restricted Unearned     hensive                   Stock-
                               Common      Paid-in     Retained    Stock       ESOP       Income      Treasury      holders'
                               Stock       Capital     Earnings     Plan      Shares      (Loss)       Stock        Equity
                              --------- -----------  -----------   --------  ---------   ---------   ---------      ----------
Balance-December 31, 1998     $       - $         -  $ 3,712,571   $      -  $       -   $ (14,082)  $       -      $3,698,489

Issuance of Steelton Bancorp,
 Inc. common stock               38,500   3,457,015            -          -   (308,000)          -           -       3,187,515

Net income for the year
   ended December 31, 1999            -           -      181,930          -          -           -           -         181,930

Dividends declared                    -           -      (30,800)         -          -           -           -         (30,800)

Net change in unrealized
   losses on securities
   available for sale, net of
   deferred income tax benefit        -           -            -          -          -    (265,056)          -        (265,056)
                              --------- -----------  -----------   --------  ---------   ---------   ---------      ----------
Balance - December 31, 1999      38,500   3,457,015    3,863,701          -   (308,000)   (279,138)          -       6,772,078

Earned portion of restricted          -           -            -                     -           -           -               -
   stock plan                         -           -            -      4,718          -           -           -           4,718

Treasury stock purchased              -           -            -          -          -           -    (387,540)       (387,540)

Net income                            -           -       89,338          -          -           -           -          89,338

Net change in unrealized
 losses on securities
 available for sale, net of
 deferred income tax benefit          -           -            -          -          -      70,017           -          70,017
                              --------- -----------  -----------   --------  ---------   ---------   ---------      ----------
Balance - March 31, 2000      $  38,500 $ 3,457,015  $ 3,953,039   $  4,718  $(308,000)  $(209,121)  $(387,540)     $6,548,611
                              ========= ===========  ===========   ========  =========   =========   =========      ==========


     See accompanying notes to unaudited consolidated financial statements

                      STEELTON BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             2000               1999
                                                                                       -----------------   ----------------
Cash flows from operating activities
    Net income                                                                                 $ 89,338           $ 26,562
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation                                                                             16,000             24,512
        Amortization of deferred loan fees                                                       (9,082)           (16,980)
        Amortization of premiums on loans purchased                                               1,682              1,821
        Accretion of investment security discounts
         net of premium amortization                                                                511              6,381
        Provision for loan losses                                                                     -              5,000
        Deferred income taxes                                                                     6,947                  -
        (Increase) decrease in
          Accrued interest receivable                                                             9,306              9,680
          Other assets                                                                           19,311           (129,698)
        Increase (decrease) in
          Accrued interest payable                                                              290,379            175,045
          Other liabilities                                                                     (49,350)            (6,030)
                                                                                       -----------------   ----------------

            Net cash provided by operating activities                                           375,042             96,293
                                                                                       -----------------   ----------------

Cash flows from investing activities
Investment securities available-for-sale:
        Proceeds from sales and maturities of
         mortgaged-backed securities                                                            135,409            583,281
        Proceeds from sales and maturities of
         other securities                                                                       250,000                  -
        Purchase of mortgage-backed securities                                                 (262,383)        (1,809,871)
        Purchase of other securities                                                           (500,000)        (1,324,570)
    Investment securities held-to-maturity:
        Proceeds from maturities and repayments of
          mortgage-backed securities                                                             98,342             55,438
        Purchase of other securities                                                                  -           (250,679)
    Net (increase) decrease in loans                                                         (2,767,075)         1,271,514
    Purchase of office properties and equipment                                                  (1,378)           (13,616)
    Improvements to property held for expansion                                                 (69,294)                 -
    Purchase of Federal Home Loan Bank stock                                                    (94,500)                 -
                                                                                       -----------------   ----------------

            Net cash used in investing activities                                            (3,210,879)        (1,488,503)
                                                                                       -----------------   ----------------

                                  (Continued)

                      STEELTON BANCORP, INC. AND SUBSIDIARY

                                   (UNAUDITED)

                                                            Three Months Ended
                                                                   March 31,
                                                            2000            1999
                                                        --------------  --------------
Cash flows from financing activities
   Net increase (decrease) in
       Deposits                                              310,604      1,629,107
       Advances from borrowers for insurance and taxes       130,040        (28,590)
   Advances from Federal Home Loan Bank                    4,500,000      1,500,000
   Repayment of Federal Home Loan Bank advances           (2,609,847)    (2,103,109)
   Purchase of treasury stock                               (387,540)          --
   Payment of dividends                                      (30,800)          --
                                                         -----------    -----------

          Net cash provided by financing activities        1,912,457        997,408
                                                         -----------    -----------

Net decrease in cash
 and cash equivalents                                       (923,380)      (394,802)

Cash and cash equivalents - beginning                      3,287,791      2,387,592
                                                         -----------    -----------

Cash and cash equivalents - ending                       $ 2,364,411    $ 1,992,790
                                                         ===========    ===========

Supplemental disclosures
   Cash paid during the period for interest              $   275,122    $   482,982
                                                         ===========    ===========

   Cash paid during the period for income taxes          $    45,648    $      --
                                                         ===========    ===========

   Deferred income tax benefit (expense) on
    unrealized losses on securities available-for-sale   $   (45,410)   $    21,369
                                                         ===========    ===========

   Total (increase) decrease in unrealized loss
    on securities available-for-sale                     $   115,427    $   (62,849)
                                                         ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000 or any other period. The condensed financial statements as of and for the three month period ended March 31, 2000 and 1999 include the accounts of Mechanics Savings Bank (the "Bank") which, as discussed in Note 2, became the wholly owned subsidiary of Steelton Bancorp, Inc. (the "Company") on July 8, 1999. The Company's business is conducted principally through the Bank. Through its main office located in Steelton and its branch office located in Lower Swatara Township, Pennsylvania, the Bank provides retail banking services, with an emphasis on one-to-four- family residential mortgages.

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

Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. SFAS No. 133 is not expected to have a material impact on the Company's financial statement presentations.

In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 established that SFAS No. 133 be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Note 4 - EARNINGS PER COMMON SHARE

Basic net income per common share for the three months ended March 31, 2000 is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period adjusted for the unallocated portion of shares held by the ESOP. Diluted net income per share is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, stock-based compensation grants and other securities, if dilutive, generally, using the treasury stock method.

The number of shares utilized in the earnings per share calculations for the three months ended March 31, 2000 were as follows:


Common shares - basic                                   347,216
Effect of dilutive securities:
     Restricted Stock Plan                                9,646
     Stock options                                        4,149
                                                        -------
Common shares - diluted                                 361,101
                                                        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in such documents, other than those concerning historical information, should be considered forward- looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's beliefs as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Assets.

Total assets increased $2.3 million, or 4.3%, to $56.2 million at March 31, 2000 from $53.9 million at December 31, 1999. The increase in total assets resulted primarily from a $2.8 million increase in net loans outstanding and a $384,000 increase in investment securities, partially offset by a $923,000 decrease in cash and cash equivalents.

Loans receivable increased by $2.8 million due to strong first quarter loan originations. The increase in loan originations was the primary factor in the $923,000 decrease in cash and cash equivalents. Investment securities increased by $384,000 during the first quarter of 2000 as the Company invested excess liquidity.

Liabilities.

Total liabilities increased by 5.5%, or $2.6 million, between December 31, 1999 and March 31, 2000. The increase in total liabilities is primarily due to a $1.9 million increase in advances from the Federal Home Loan Bank (the "FHLB") and a $311,000 increase in deposits.

Stockholders' Equity.

Total stockholders' equity decreased by 3.3%, or $223,000, to $6.5 million at March 31, 2000 from $6.8 million at December 31, 1999. The decrease was primarily due to the net cost of treasury shares purchased which totaled $388,000, partially offset by net income for the period of $89,000 and unrealized gains on investments available for sale, net of tax, of $70,000. During February 2000, the Company announced its intention to repurchase up to 34,650 shares of common stock in the open market pursuant to two repurchase plans authorizing the repurchase of 5% and 4% of the Company's outstanding common stock. The Company has completed the repurchase of all the shares available for repurchase under both plans.

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

Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining sufficient levels of loans and mortgage-backed securities that generate monthly cash flows. Net cash provided by operations for the three months ended March 31, 2000 was $375,000 compared to $96,000 for the same period in 1999. The primary factors for the increase in cash provided by operations in 2000 were an increase in accrued interest payable of $115,000, a $149,000 decrease in other assets and a net increase in net income of $63,000 partially offset by a decrease in other liabilities of $43,000. Other assets at March 31, 1999 included $101,000 in conversion costs paid in advance.

Net cash used in the Company's investing activities totaled $3.2 million for the three months ended March 31, 2000 compared to $1.5 million during the same period in 1999. The net cash used in investing activities for the three months ended March 31, 2000 included $2.8 million in cash used to fund the increase in the loan portfolio and $278,000 in net cash used to purchase investments and mortgage-backed securities. The net cash used in investing activities for the three months ended March 31, 1999 included $2.7 million in net cash used to purchase investments and mortgage-backed securities partially reduced by a net decrease in the loan portfolio of $1.3 million.

Net cash provided by financing activities totaled $1.9 million for the three months ended March 31, 2000 primarily due to a $1.9 million net increase in FHLB advances and increases in deposits of $311,000, partially offset by $388,000 paid for the repurchase of 34,650 shares of the Company's common stock. Net cash provided by financing activities totaled $997,000 for the three months ended March 31, 1999 primarily due to a $1.6 million increase in deposits, partially offset by a net decrease in FHLB advances of $600,000.

Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at March 31, 2000, with tangible, core and risk based capital ratios of 10.0%, 10.0% and 21.80%, respectively. Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

Comparison of Operating Results for Three Months Ended March 31, 2000 and 1999

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

Net Income.

The Company's net income increased by $62,000 for the three months ended March 31, 2000, as compared to the same period in 1999 primarily due to an increase in net interest income of $103,000 partially offset by an increase in total other expenses of $42,000.

Interest Income.

Total interest income increased by $212,000 for the three months ended March 31, 2000, when compared to the same period in 1999. Interest income from the loan portfolio increased by $110,000 for the three months ended March 31, 2000 compared to the same period in 1999 due primarily to an increase in the average balance of loans receivable. Interest income from investment securities increased $84,000 for the three months ended March 31, 2000 when compared to the same period in 1999 due primarily to an increase in the average balance of investment securities.

Interest Expense.

Total interest expense increased by $114,000 for the three months ended March 31, 2000, as compared to the same period in 1999. Interest expense on deposits increased by $37,000 in 2000 compared to 1999 primarily due to an increase in the average balance of deposits. Interest expense on FHLB advances increased by $77,000 in 2000 compared to 1999 as a result of increased advances used primarily to meet liquidity needs due to increased loan originations.

Net Interest Income.

Net interest income increased by $98,000 for the three months ended March 31, 2000, when compared to the same period in 1999 due to the changes in interest income and interest expense described above.

Provision for Loan Losses.

An allowance for loan losses is maintained through a provision for loan losses based on management's periodic evaluation of the general level of loan delinquency, the level of risk by type of loan, and general economic conditions. The provision reflects an amount that, in management's opinion, is adequate to absorb losses in the current portfolio. The provision for loan losses was $0 for the three months ended March 31, 2000 compared to $5,000 for the same period in 1999. The current allowance represents .48% of total loans outstanding at March 31, 2000. Management monitors the loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

Other Income.

Other income, primarily fees, service charges and dividends on FHLB stock increased by $16,000 for the three months ended March 31, 2000 as compared to the same period in 1999. The increase was primarily due to a $11,000 increase in dividends on FHLB stock as a result of an increased average investment.

Other Expense.

Other expense increased by $42,000 for the three months ended March 31, 2000 compared to the same period in 1999. Salaries and employee benefits increased by $17,000 in 2000 compared to 1999 primarily due to increased staffing and salary increases. Professional fees increased by $20,000 in 2000 compared to 1999 due to increased costs associated with being a public company.

Statements concerning future performance, developments, or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward- looking statements which are subject to a number of risks and uncertainties, including interest rate fluctuations and government and regulatory actions which might cause actual results to differ materially from stated expectations or estimates.

The Company expects increased expenses in the future as a result of the establishment of the employee stock ownership plan, potential stock benefit plans, and the adoption of the directors and executive retirement plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, transfer agent, and professional fees.

Provision for Income Taxes.

Income tax expense increased by $14,000 for the three months ended March 31, 2000 when compared to the same period in 1999. The increase resulted primarily from an increase in income before income taxes of $76,000 in 2000 as compared to the same period in 1999.

Impact of Inflation

The condensed financial statements of the Bank and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are financial. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

         From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 2000, there were no legal proceedings to which the Company or its subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

       None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

           The annual meeting of stockholders of the Company was held on April 19, 2000, and the following matters were voted on by stockholders:

           Proposal I: Election of Directors:
                                          FOR                  WITHHELD
                                          ---                  --------
           James F. Stone               270,324                 6,525
           Victor J. Segina             270,624                 6,225

           Proposal II: Ratification of Appointment of Auditors:

           FOR              276,749
           AGAINST                0
           ABSTAIN              100

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

        (b) Reports on Form 8-K

         During the quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K dated February 17, 2000 (Items 5 and 7) to report the Company's intention to repurchase in the open market up to 9% or 34,650 shares of its outstanding common stock pursuant to two repurchase plans authorizing the repurchase of 5% and 4%, respectively. There are no more shares available for repurchase under these plans.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STEELTON BANCORP, INC.



Date: May 11, 2000                     By: /s/ Harold E. Stremmel
                                           -------------------------------------
                                           Harold E. Stremmel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: May 11, 2000                     By: /s/Shannon Aylesworth
                                           -------------------------------------
                                           Shannon Aylesworth
                                           Chief Financial Officer
                                           (Principal Accounting Officer)