Form 10QSB
period 2000-06-30
STEELTON BANCORP INC
filed 2000-08-14
CIK 1081212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    --------------

                        Commission File Number 000-26499

                             STEELTON BANCORP, INC.
               --------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Pennsylvania                                      25-1830745
-------------------------------            -------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
 incorporation or organization)

51 South Front Street, Steelton, Pennsylvania                 17113
---------------------------------------------             --------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (717) 939-1966
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

     As of August 10, 2000, there were 350,350 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

                  Transitional small business disclosure format:

                                      Yes      X  No
                                  ---         ---

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                             STEELTON, PENNSYLVANIA

                                    Contents

                                                                                                               Page

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements....................................................................................3

         Consolidated Statements of Financial Condition - as of
         June 30, 2000 (unaudited) and December 31, 1999 (audited)...............................................3

         Consolidated Statements of Income - for the three months and six months ended
         June 30, 2000 and June 30, 1999 (unaudited).............................................................4

         Consolidated Statements of Comprehensive Income - for the three months and six months ended June 30, 2000 and June 30, 1999 (unaudited)........................................6

         Consolidated  Statements of Changes in  Stockholders'  Equity - for the
         six months ended June 30, 2000 (unaudited) and the year ended
         December 31, 1999 (audited).............................................................................7

         Consolidated Statements of Cash Flows - for the six months ended
         June 30, 2000 and June 30, 1999 (unaudited).............................................................8

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

Item 3.  Defaults Upon Senior Securities........................................................................18

Item 4.  Submission of Matters to a Vote of Security Holders....................................................18

Item 5.  Other Information......................................................................................18

Item 6.  Exhibits and Reports on Form 8-K.......................................................................18


                          PART 1. FINANCIAL INFORMATION
                      STEELTON BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


Item 1.  Financial Statements
                                                                                          At June 30,             At December
                                                                                             2000                  31, 1999
                                                                                        --------------           -------------
                                                                                          (UNAUDITED)              (AUDITED)
                                                            ASSETS
Cash and cash equivalents
    Cash and amounts due from depository
     institutions                                                                          $   428,601             $ 1,617,768
    Interest bearing deposits in other banks                                                   900,646               1,670,023
Investment securities
    Securities available-for-sale                                                           10,508,947              10,252,585
    Securities held-to-maturity                                                              5,590,730               5,756,786
Loans receivable, net                                                                       38,276,357              32,027,255
Accrued interest receivable                                                                    378,774                 322,219
Federal Home Loan Bank stock, at cost                                                        1,030,700                 691,800
Office properties and equipment, net                                                         1,057,518               1,033,679
Property held for expansion                                                                    239,591                 179,248
Deferred income taxes                                                                          289,767                 302,800
Other assets                                                                                 1,060,154                  41,208
                                                                                           ------------            ------------

Total assets                                                                               $59,761,785             $53,895,371
                                                                                           ============            ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                                                               $33,491,046             $33,266,127
    Advances from Federal Home Loan Bank                                                    19,085,850              13,334,745
    Advances from borrowers for insurance and taxes                                            372,014                 232,508
    Accrued interest payable                                                                   195,956                 140,473
    Dividends payable                                                                           25,810                  30,800
    Other liabilities                                                                           41,692                 118,640
                                                                                           ------------            ------------

           Total liabilities                                                                53,212,368              47,123,293
                                                                                           ------------            ------------

Stockholders' equity
    Preferred stock, no par value; 2,000,000
     shares authorized; none issued and
     outstanding at December 31, 1999 and 1998                                                       -                       -
    Common stock, $.10 par value; 8,000,000
     shares authorized; 385,000 shares
     issued and  350,350 outstanding
     at June 30, 2000;385,000 shares
     issued and outstanding at December 31,1999                                                 38,500                  38,500
    Additional paid-in capital                                                               3,459,710               3,457,015
    Retained earnings                                                                        3,992,746               3,863,701
    Stock awards distributable                                                                  11,794                       -
    Unearned compensation ESOP                                                                (277,200)               (308,000)
    Accumulated other comprehensive income (loss)                                             (288,593)               (279,138)
    Treasury stock                                                                            (387,540)                      -
                                                                                           ------------            ------------

           Total stockholders' equity                                                        6,549,417               6,772,078
                                                                                           ------------            ------------

Total liabilities and stockholders' equity                                                 $59,761,785             $53,895,371
                                                                                           ============            ============

     See accompanying notes to unaudited consolidated financial statements.

                      STEELTON BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                              2000        1999          2000         1999
                                           ----------- -----------   -----------  -----------
Interest income
    Loans                                  $  731,069   $  543,418    $1,406,350   $1,108,530
    Investment securities                     256,954      143,331       515,094      317,734
    Other interest earning assets              16,053       66,831        34,228       66,831
                                           ----------   ----------    ----------   ----------

Total interest income                       1,004,076      753,580     1,955,672    1,493,095
                                           ----------   ----------    ----------   ----------

Interest expense
    Deposits                                  371,290      326,595       736,523      654,578
    Advances from Federal Home Loan Bank      266,229      131,522       467,133      255,318
                                           ----------   ----------    ----------   ----------

Total interest expense                        637,519      458,117     1,203,656      909,896
                                           ----------   ----------    ----------   ----------

Net interest income                           366,557      295,463       752,016      583,199

Provision for loan losses                       1,000       (3,000)        1,000        2,000
                                           ----------   ----------    ----------   ----------

Net interest income after provision
 for loan losses                              365,557      298,463       751,016      581,199
                                           ----------   ----------    ----------   ----------

Other income
    Fees and service charges                   47,007       39,462        84,565       73,130
    Dividends on FHLB stock                    23,476        9,150        43,028       18,199
    Gain on sale of investment                      -            -           286            -
    Other                                      24,719        1,610        35,462       14,743
                                           ----------   ----------    ----------   ----------

Total other income                             95,202       50,222       163,341      106,072
                                           ----------   ----------    ----------   ----------

Other expense
    Salaries and employee benefits            204,790      146,313       368,914      293,818
    Occupancy expense of premises              24,786       23,111        50,496       47,181
    Equipment                                  41,888       51,936        81,506       99,443
    Advertising                                14,943       12,704        27,643       24,769
    Other                                      78,012       61,812       167,862      124,061
                                           ----------   ----------    ----------   ----------

Total other expense                           364,419      295,876       696,421      589,272
                                           ----------   ----------    ----------   ----------

Income before income taxes                     96,340       52,809       217,936       97,999

Income taxes                                   30,823       13,692        63,083       32,320
                                           ----------   ----------    ----------   ----------

Net income                                 $   65,517   $   39,117    $  154,853   $   65,679
                                           ==========   ==========    ==========   ==========

Basic earnings per share                   $     0.20          N/A    $     0.46          N/A
                                           ==========   ==========    ==========   ==========

Diluted earnings per share                 $     0.19          N/A    $     0.44          N/A
                                           ==========   ==========    ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                      STEELTON BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                        Three Months Ended        Six Months Ended
                                             June 30,                  June 30,
                                        2000         1999         2000         1999
                                     ---------    ---------    ---------    ---------

Net income                           $  65,517    $  39,117    $ 154,853    $  65,679

Other comprehensive income (loss)
    Unrealized gains(losses) on
     securities available for sale    (119,694)     (50,389)      (4,267)    (113,238)
    Income tax benefit (expense)        40,222       17,132       (5,188)      38,501
                                     ---------    ---------    ---------    ---------

Comprehensive income (loss)          $ (13,955)   $   5,860    $ 145,398    $  (9,058)
                                     =========    =========    =========    =========




     See accompanying notes to unaudited consolidated financial statements.

                      STEELTON BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 1999


                                                                                        Accumulated
                                                                                          Other
                                                                                         Compre-                Total
                                         Additional             Restricted  Unearned     hensive                Stock-
                               Common     Paid-in     Retained     Stock      ESOP       Income    Treasury     holders'
                               Stock      Capital     Earnings     Plan      Shares      (Loss)     Stock       Equity
                             ---------- ----------------------------------- --------------------------------- -----------

Balance-December 31, 1998       $    -  $        -  $3,712,571    $      -  $       -   $ (14,082)  $       - $3,698,489

Issuance of Steelton Bancorp,
 Inc. common stock              38,500   3,457,015           -           -   (308,000)          -           -  3,187,515

Net income for the year
   ended December 31, 1999           -           -     181,930           -          -           -           -    181,930

Dividends declared                   -           -     (30,800)          -          -           -           -    (30,800)

Net change in unrealized
   losses on securities
   available for sale, net of
   deferred income tax benefit       -           -            -          -          -    (265,056)         -    (265,056)
                             ---------- -----------  ----------- ---------- ---------- ----------- ---------- -----------

Balance - December 31, 1999     38,500   3,457,015    3,863,701          -   (308,000)   (279,138)         -   6,772,078

Earned portion of restricted
   stock plan                        -           -            -     11,794          -           -          -       4,718

Treasury stock purchased             -           -            -          -          -           -   (387,540)   (387,540)

Net income                           -           -      154,853          -          -           -          -     154,853

Dividends declared                   -           -      (25,810)         -          -           -          -     (25,810)

ESOP shares committed for
   release                           -       2,695            -          -     30,800           -          -      33,495

Net change in unrealized
 losses on securities
 available for sale, net of
 deferred income tax benefit         -           -            -          -          -      (9,455)         -      (9,455)
                             ---------- -----------  ----------- ---------- ---------- ----------- ---------- -----------

Balance - June 30, 2000        $38,500  $3,459,710   $3,992,744    $11,794  $(277,200)  $(288,593) $(387,540) $6,542,339
                             ========== ===========  =========== ========== ========== =========== ========== ===========

     See accompanying notes to unaudited consolidated financial statements.

                      STEELTON BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                           June 30,
                                                                       2000           1999
                                                                  -----------    -----------
Cash flows from operating activities
    Net income                                                    $   154,855    $    65,679
    Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation                                                   37,335         38,704
        Amortization of deferred loan fees                            (21,282)       (35,759)
        Amortization of premiums on loans purchased                     3,367          3,883
        Accretion of investment security discounts
         net of premium amortization                                    4,943         14,671
        Provision for loan losses                                       1,000          2,000
        ESOP expense                                                   33,495              -
        Deferred income taxes                                         (11,324)             -
        (Increase) decrease in
          Accrued interest receivable                                 (56,555)       (24,326)
          Other assets                                             (1,098,526)        22,949
        Increase (decrease) in
          Accrued interest payable                                     55,483         31,194
          Other liabilities                                            14,428        (22,560)
                                                                  -----------    -----------

            Net cash provided by (used in) operating activities      (882,781)        96,435
                                                                  -----------    -----------

Cash flows from investing activities
    Investment securities available-for-sale:
        Proceeds from sales and maturities of
         mortgaged-backed securities                                  271,725      1,098,657
        Proceeds from sales and maturities of
         other securities                                             250,000              -
        Purchase of mortgage-backed securities                       (262,384)    (2,208,118)
        Purchase of other securities                                 (500,000)    (2,320,633)
    Investment securities held-to-maturity:
        Proceeds from maturities and repayments of
          mortgage-backed securities                                  160,313        287,463
        Purchase of mortgage-backed securities                              -     (1,257,150)
        Purchase of other securities                                        -       (221,425)
    Net (increase) decrease in loans                               (6,232,187)     2,079,410
    Purchase of office properties and equipment                       (61,175)      (124,991)
    Improvements to property held for expansion                       (60,343)             -
    Purchase of Federal Home Loan Bank stock                         (338,900)             -
    Prepaid costs of conversion                                             -       (203,909)
    Stock subscription deposits                                             -      3,171,519
                                                                  -----------    -----------

            Net cash provided by (used in) investing activities    (6,772,951)       300,823
                                                                  -----------    -----------

                                  (continued)

                      STEELTON BANCORP, INC. AND SUBSIDIARY

                                  (UNAUDITED)


                                                              Six Months Ended
                                                                   June 30,
                                                              2000            1999
                                                         ------------    ------------
Cash flows from financing activities
   Net increase (decrease) in
       Deposits                                               224,918       2,120,657
       Advances from borrowers for insurance and taxes        139,506          84,604
   Advances from Federal Home Loan Bank                    15,000,000       7,000,000
   Repayment of Federal Home Loan Bank advances            (9,248,896)     (6,208,038)
   Purchase of treasury stock                                (387,540)              -
   Payment of dividends                                       (30,800)              -
                                                         ------------    ------------

          Net cash provided by financing activities         5,697,188       2,997,223
                                                         ------------    ------------

Net increase (decrease) in cash
 and cash equivalents                                      (1,958,544)      3,394,481

Cash and cash equivalents - beginning                       3,287,791       2,387,592
                                                         ------------    ------------

Cash and cash equivalents - ending                       $  1,329,247    $  5,782,073
                                                         ============    ============

Supplemental disclosures
   Cash paid during the period for interest              $  1,111,121    $    878,702
                                                         ============    ============

   Cash paid during the period for income taxes          $     86,407    $          -
                                                         ============    ============

   Deferred income tax benefit (expense) on
    unrealized losses on securities available-for-sale   $     (5,188)   $     38,501
                                                         ============    ============

   Total (increase) decrease in unrealized loss
    on securities available-for-sale                     $     (4,267)   $   (113,238)
                                                         ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                      STEELTON BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements


Note 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000 or any other period. The condensed financial statements as of and for the six month period ended June 30, 2000 and 1999 include the accounts of Mechanics Savings Bank (the "Bank") which, as discussed in Note 2, became the wholly owned subsidiary of Steelton Bancorp, Inc. (the "Company") on July 8, 1999. The Company's business is conducted principally through the Bank. Through its main office located in Steelton and its branch office located in Lower Swatara Township, Pennsylvania, the Bank provides retail banking services, with an emphasis on one-to-four-family residential mortgages.

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

Note 4 - EARNINGS PER COMMON SHARE

Basic net income per common share for the three months and six months ended June 30, 2000 is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period adjusted for the unallocated portion of shares held by the ESOP. Diluted net income per share is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, stock-based compensation grants and other securities, if dilutive, generally, using the treasury stock method.

The number of shares utilized in the earnings per share calculations for the three months ended June 30, 2000 were as follows:

        Common shares - basic                                  321,090

        Effect of dilutive securities:

             Restricted Stock Plan                              15,400

             Stock options                                       4,149
                                                               -------

        Common shares - diluted                                340,639
                                                               =======

The number of shares utilized in the earnings per share calculations for the six months ended June 30, 2000 were as follows:

        Common shares - basic                                 334,153

        Effect of dilutive securities:

             Restricted Stock Plan                             12,523

             Stock options                                      4,149
                                                              -------

        Common shares - diluted                               350,825
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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Assets.

Total assets increased $5.9 million, or 10.9% to $59.8 million at June 30, 2000 from $53.9 million at December 31, 1999. The increase in total assets resulted primarily from a $6.2 million increase in net loans outstanding and a $1.0 million increase in other assets partially offset by a decrease in cash and cash equivalents of $2.0 million.

Loans receivable increased by $6.2 million due to strong loan originations during the six months ended June 30, 2000. Other assets increased by $1.0 million primarily due to the purchase of directors and officers life insurance in the second quarter with a cash value of $1.0 million as of June 30, 2000. The increase in loan originations and the purchase of the directors and officers life insurance were the primary factors in the decrease in cash and cash equivalents of $2.0 million.

Liabilities

Total liabilities increased by 13.0%, or $6.1 million, between December 31, 1999 and June 30, 2000. The increase in total liabilities is primarily due to a $5.8 million increase in advances from the Federal Home Loan Bank (the "FHLB") and a $225,000 increase in deposits.

Stockholders' Equity.

Total stockholders' equity decreased by 3.4%, or $223,000, to $6.5 million at June 30, 2000 from $6.8 million at December 31, 1999. The decrease was primarily due to the net cost of treasury shares purchased totaling $388,000, partially offset by net income for the period of $155,000.

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

Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining sufficient levels of loans and mortgage-backed securities that generate monthly cash flows. Net cash used by operations for the six months ended June 30, 2000 was $883,000 compared to $96,000 in cash provided by operations for the same period in 1999. The primary factors for the decrease in cash provided by operations in 2000 were the increase in other assets of $1.0 million partially offset by a increase in net income of $89,000.

Net cash used in the Company's investing activities totaled $6.8 million for the six months ended June 30, 2000 compared to net cash provided by investing activities of $301,000 during the same period in 1999. The net cash used in investing activities for the six months ended June 30, 2000 included $6.2 million in cash used to fund the increase in the loan portfolio and $339,000 in net cash used to purchase FHLB stock. The net cash provided by investing activities for the six months ended June 30, 1999 included $3.2 million in stock subscription deposits and a $2.1 million decrease in loans receivable partially offset by $4.6 million in net cash used to purchase investments and mortgage-backed securities and $200,000 in prepaid costs of conversion.

Net cash provided by financing activities totaled $5.7 million for the six months ended June 30, 2000 primarily due to a $5.8 million net increase in FHLB advances and increases in deposits of $225,000, partially offset by $388,000 paid for the repurchase of 34,650 shares of the Company's common stock. Net cash provided by financing activities totaled $3.0 million for the six months ended June 30, 1999 primarily due to a $2.1 million increase in deposits and a net increase in FHLB advances of $792,000.

Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at June 30, 2000, with tangible, core and risk based capital ratios of 9.46%, 9.46% and 19.70%, respectively. Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

Comparison of Operating Results for Three Months Ended June 30, 2000 and 1999

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

Net Income.

The Company's net income increased by $26,000 for the three months ended June 30, 2000, as compared to the same period in 1999 primarily due to increases in interest income and noninterest income of $250,000 and $45,000 partially offset by increases in interest expense of $179,000, other expenses of $69,000, and income taxes of $17,000.

Interest Income.

Total interest income increased by $250,000 for the three months ended June 30, 2000, when compared to the same period in 1999. Interest income from the loan portfolio increased by $188,000 for the three months ended June 30, 2000 compared to the same period in 1999 due primarily to an increase in the average balance of loans receivable. Interest income from investment securities increased $113,000 for the three months ended June 30, 2000 when compared to the same period in 1999 due primarily to an increase in the average balance of investment securities. Interest on other interest earning assets decreased by $51,000 for the three months ended June 30, 2000 compared to the same period in 1999 due to temporary investment of excess funds on hand in the second quarter of 1999 as a result of the stock conversion.

Interest Expense.

Total interest expense increased by $179,000 for the three months ended June 30, 2000, as compared to the same period in 1999. Interest expense on deposits increased by $44,000 for the three months ended June 30, 2000 compared to the same period in 1999 primarily due to an increase in the average balance of deposits. Interest expense on FHLB advances increased by $135,000 for the three months ended June 30, 2000 compared to the same period in 1999 as a result of increased average balances of advances used to meet liquidity needs.

Net Interest Income.

Net interest income increased by $71,000 for the three months ended June 30, 2000, when compared to the same period in 1999 due to the changes in interest income and interest expense described above.

Provision for Loan Losses.

An allowance for loan losses is maintained through a provision for loan losses based on management's periodic evaluation of the general level of loan delinquency, the level of risk by type of loan, and general economic conditions. The provision reflects an amount that, in management's opinion, is adequate to absorb losses in the current portfolio. The provision for loan losses was $1,000 for the three months ended June 30, 2000 compared to ($3,000) for the same period in 1999. The current allowance represents .38% of total loans outstanding at June 30, 2000. Management monitors the loan portfolio on a continuing basis and intends to continue to provide for loan losses based on its ongoing review of the loan portfolio and general market conditions.

Other Income.

Other income, primarily fees, service charges and dividends on FHLB stock increased by $45,000 for the three months ended June 30, 2000 as compared to the same period in 1999. The increase was primarily due to an increase in dividends on FHLB stock of $14,000 and other income of $23,000.

Other Expense.

Other expense increased by $69,000 for the three months ended June 30, 2000 compared to the same period in 1999. Salaries and employee benefits increased by $58,000 for the three months ended June 30, 2000 as compared with the same period in 1999 primarily due to increased staffing, salary increases and an ESOP contribution of $33,000 authorized in the 2nd quarter of 2000 for the fiscal year ended June 30, 2000 compared to zero in 1999.

Provision for Income Taxes.

Income tax expense increased by $17,000 for the three months ended June 30, 2000 when compared to the same period in 1999. The increase resulted primarily from an increase in income before income taxes of $43,000 in 2000 as compared to the same period in 1999.

Comparison of Operating Results for Six Months Ended June 30, 2000 and 1999

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

Net Income.

The Company's net income increased by $89,000 for the six months ended June 30, 2000, as compared to the same period in 1999 primarily due to increases in net interest income and noninterest income of $169,000 and $50,000 partially offset by increases in other expenses of $100,000 and income taxes of $31,000.

Interest Income.

Total interest income increased by $463,000 for the six months ended June 30, 2000, when compared to the same period in 1999. Interest income from the loan portfolio increased by $298,000 for the six months ended June 30, 2000 compared to the same period in 1999 due primarily to an increase in the average balance of loans receivable. Interest income from investment securities increased $197,000 for the six months ended June 30, 2000 when compared to the same period in 1999 due primarily to an increase in the average balance of investment securities.

Interest Expense.

Total interest expense increased by $294,000 for the six months ended June 30, 2000, as compared to the same period in 1999. Interest expense on deposits increased by $82,000 in 2000 compared to the same period in 1999 primarily due to an increase in the average balance of deposits. Interest expense on FHLB advances increased by $212,000 for the six months ended June 30, 2000 compared to the same period in 1999 as a result of an increased average balance of advances used to meet liquidity needs.

Net Interest Income.

Net interest income increased by $169,000 for the six months ended June 30, 2000, when compared to the same period in 1999 due to the changes in interest income and interest expense described above.

Provision for Loan Losses.

The provision for loan losses was $1,000 for the six months ended June 30, 2000 compared to $2,000 for the same period in 1999.

Other Income.

Other income, primarily fees, service charges and dividends on FHLB stock increased by $50,000 for the six months ended June 30, 2000 as compared to the same period in 1999. The increase was primarily due to increases in fees and service charges of $11,000, dividends on FHLB stock of $25,000 and other income of $14,000.

Other Expense.

Other expense increased by $100,000 for the six months ended June 30, 2000 compared to the same period in 1999. Salaries and employee benefits increased by $75,000 for the six months ended June 30, 2000 as compared with the same period in 1999 primarily due to increased staffing, salary increases and an ESOP contribution of $33,000 compared to zero in 1999.

Provision for Income Taxes.

Income tax expense increased by $31,000 for the six months ended June 30, 2000 when compared to the same period in 1999. The increase resulted primarily from an increase in income before income taxes of $120,000 in 2000 as compared to the same period in 1999.

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

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At June 30, 2000, there were no legal proceedings to which the Company or its subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

         (b)  Reports on Form 8-K

 The Company did not file and reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  STEELTON BANCORP, INC.



Date:    August 14, 2000         By:/s/ Harold E. Stremmel
                                    --------------------------------------------
                                    Harold E. Stremmel
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:    August 14, 2000         By:/s/ Shannon Aylesworth
                                    --------------------------------------------
                                    Shannon Aylesworth
                                    Chief Financial Officer
                                    (Principal Accounting Officer)