Form 10QSB
period 2000-09-30
STEELTON BANCORP INC
filed 2000-11-14
CIK 1081212

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ____________to ______________

                        Commission File Number: 000-26499

                             STEELTON BANCORP, INC.
                             ----------------------

         Pennsylvania                                      25-1830745
         ---------------------------                 -----------------------
         (State of Incorporation)                    (IRS Employer I.D. No.)


                              51 South Front Street
                               Steelton, PA 17113
                    ----------------------------------------
                    (Address of principal executive offices)
                                 (717) 939-1966
                 -----------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   or   No
                                        ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($0.10 par value): 342,850 shares as of October 31, 2000.

Transitional small business disclosure format:

                                   Yes      x  No
                                ---        ---

                     STEELTON BANCORP, INC. AND SUBSIDIARY
                             STEELTON, PENNSYLVANIA

                                      INDEX                                 PAGE
                                      -----                                 ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Condition - as of September 30, 2000 (unaudited)
and December 31, 1999 (audited)                                                3

Consolidated Statements of Income - for the three
months and nine months ended September 30, 2000 and 1999 (unaudited)           4

Consolidated  Statements of Comprehensive Income - for the three months
and ninemonths ended September 30, 2000 and 1999 (unaudited)                   6

Consolidated Statements of Changes in Stockholders' Equity - for the
nine months ended September 30, 2000 (unaudited)                               6

Consolidated Statements of Cash Flows - for the nine months ended
September 30, 2000 and 1999                                                    7

Notes to Consolidated Financial Statements                                     8

ITEM 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     9

PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   12

ITEM 2.   Changes in Securities and Use of Proceeds                           12

ITEM 3.   Defaults Upon Senior Securities                                     12

ITEM 4.   Submission of Matters to a Vote of Security Holders                 12

ITEM 5.   Other Information                                                   12

ITEM 6.   Exhibits and Reports on Form 8-K                                    12


Signatures                                                                    13

PART I. ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                        2000            1999
ASSETS                                               (UNAUDITED)      (AUDITED)
--------------------------------------------------------------------------------
Cash and due from banks                            $    326,244    $  1,617,768
Interest bearing deposits with banks                    946,171       1,670,023
--------------------------------------------------------------------------------
Cash and cash equivalents                             1,272,415       3,287,791

Investment securities available
  for sale                                           10,118,884      10,252,585
Investment securities held to
  maturity(fair values
  2000-$5,389,510; 1999-$5,459,556)                   5,495,588       5,756,786
Loans receivable, net                                39,632,356      32,027,255
Premises and equipment                                1,282,747       1,212,927
Federal Home Loan Bank stock                          1,030,700         691,800
Other assets                                          1,791,843         666,227
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 60,624,533    $ 53,895,371
--------------------------------------------------------------------------------

LIABILITIES
--------------------------------------------------------------------------------
Deposits                                           $ 34,273,720    $ 33,266,127
Advances from borrowers for insurance and taxes         129,005         232,508
FHLB borrowings                                      19,069,168      13,334,745
Other liabilities                                       581,705         289,913
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                    54,053,598      47,123,293
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Preferred stock: no par value, authorized
  2,000,000 shares; none issued or outstanding                -               -
Common stock: $0.10 par value,
  authorized 8,000,000; issued
  385,000 - 2000 and 1999                                38,500          38,500
Additional paid-in capital                            3,459,710       3,457,015
Retained earnings                                     4,043,323       3,863,701
Restricted stock plan                                  (152,475)              -
Unearned compensation ESOP                             (277,200)       (308,000)
Treasury stock at cost - 2000: 26,750 shares           (314,167)              -
Accumulated other comprehensive(loss)                  (226,756)       (279,138)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                            6,570,935       6,772,078
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 60,624,533    $ 53,895,371
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                            September 30,
                                                          2000          1999
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans                                                 $  803,645   $  555,439
Investment securities                                    255,697      228,318
Other interest earning assets                             34,544       43,833
--------------------------------------------------------------------------------
                                                       1,093,886      827,590
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                                 404,728      331,898
FHLB borrowings                                          299,213      148,942
--------------------------------------------------------------------------------
                                                         703,941      480,840
--------------------------------------------------------------------------------
NET INTEREST INCOME                                      389,945      346,750
Provision for loan losses                                  3,000            -
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              386,945      346,750
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Fees and service charges                                  36,333       48,742
Other income                                              30,071       15,491
--------------------------------------------------------------------------------
                                                          66,404       64,233
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries and employee benefits                           203,257      159,362
Occupancy expense                                         25,529       24,790
Furniture and equipment expense                           40,749       48,602
Advertising                                               15,424        3,847
Other expense                                             96,933       83,335
--------------------------------------------------------------------------------
                                                         381,892      319,936
--------------------------------------------------------------------------------
Income before income taxes                                71,457       91,047
Income tax expense                                        20,878       28,661
--------------------------------------------------------------------------------
NET INCOME                                            $   50,579   $   62,386
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                               $      .16   $      .18
  Diluted                                             $      .15   $      .18

Dividends                                             $        -   $        -
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

--------------------------------------------------------------------------------
                                                           Nine Months Ended
                                                             September 30,
                                                         2000            1999
--------------------------------------------------------------------------------
INTEREST INCOME
--------------------------------------------------------------------------------
Loans                                                   $2,209,995   $1,663,969
Investment securities                                      770,791      546,052
Other interest earning assets                              111,800      128,863
--------------------------------------------------------------------------------
                                                         3,092,586    2,338,884
--------------------------------------------------------------------------------
INTEREST EXPENSE
--------------------------------------------------------------------------------
Deposits                                                 1,141,251      986,476
FHLB borrowings                                            766,346      404,260
--------------------------------------------------------------------------------
                                                         1,907,597    1,390,736
--------------------------------------------------------------------------------
NET INTEREST INCOME                                      1,184,989      948,148
Provision for loan losses                                    4,000        2,000
--------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              1,180,989      946,148
--------------------------------------------------------------------------------
NONINTEREST INCOME
--------------------------------------------------------------------------------
Fees and service charges                                   120,898      121,872
Other income                                                65,819       37,171
--------------------------------------------------------------------------------
                                                           186,717      159,043
NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Salaries and employee benefits                             572,171      453,180
Occupancy expense                                           76,025       71,971
Furniture and equipment expense                            122,255      148,045
Advertising                                                 43,067       28,616
Other expense                                              264,795      214,333
--------------------------------------------------------------------------------
                                                         1,078,313      916,145
--------------------------------------------------------------------------------
Income before income taxes                                 289,393      189,046
Income tax expense                                          83,961       60,981
--------------------------------------------------------------------------------
NET INCOME                                              $  205,432   $  128,065
--------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------
Net income:
  Basic                                                 $      .61   $      .18
  Diluted                                               $      .59   $      .18

Dividends                                               $      .08   $     --
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

                                        Three Months Ended        Nine Months Ended
                                           September 30,               September 30,
                                        2000         1999         2000         1999
                                     ---------    ---------    ---------    ---------
Net income                           $  50,579    $  62,386    $ 205,432    $  128,065

Other comprehensive income (loss):
    Unrealized gains(losses) on
     securities available for sale      91,570     (146,646)      87,303      (259,884)
    Income tax benefit (expense)       (24,733)      50,590      (29,921)       89,091
                                      ---------    ---------    ---------    ---------

Comprehensive income (loss)          $ 117,416   $  (33,670)   $ 262,814    $  (42,728)
                                      =========    =========    =========    =========

The accompanying notes are an integral part of the unaudited consolidated financial statements.



 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                                                                        Accumulated
                                                                                          Other
                                                                                         Compre-                  Total
                                         Additional               Restricted  Unearned     hensive                Stock-
                               Common     Paid-in     Retained       Stock      ESOP       Income    Treasury     holders'
                               Stock      Capital     Earnings       Plan      Shares      (Loss)     Stock       Equity
                             ---------- ------------  --------   ----------- ----------  ---------- ---------- -----------
Balance - December 31, 1999     $38,500   $3,457,015  $3,863,701 $         -  $(308,000)  $(279,138)  $      -   $6,772,078

Stock purchased for restricted
   stock plan                                                       (171,345)                                      (171,345)

Earned portion of restricted
   stock plan                         -            -           -      18,870          -           -          -       18,870

Treasury stock purchased              -            -           -           -          -           -  (314,167)     (314,167)

Net income                            -            -     205,432           -          -           -         -       205,432

Dividends declared                    -            -     (25,810)          -          -           -         -       (25,810)

ESOP shares committed for
   release                            -        2,695           -           -     30,800           -         -        33,495

Net change in unrealized
 losses on securities
 available for sale, net of
 deferred income tax benefit          -            -           -           -          -      52,382         -        52,382
                                -------   ----------  -----------  --------- ---------- ----------- ---------   -----------

Balance - September 30, 2000    $38,500   $3,459,710  $4,043,323   $(152,475) $(277,200) $(226,756) $(314,167)   $6,570,935
                                =======   ==========  ==========   =========  =========  =========  =========    ==========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                          2000          1999
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                                                         $    205,432    $    128,065
Adjustments to reconcile net income to
  net cash provided by operating activities:

  Provision for loan losses                                                               4,000           2,000
  Depreciation                                                                           56,308          83,004
  Net accretion of investment security discounts                                         11,777          16,840
  ESOP and restricted stock plan expense                                                 67,082            --
  (Increase)decrease in interest receivable and other assets                           (121,803)         15,827
  Increase in interest payable and other liabilities                                    224,710         215,885
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               447,506         461,621
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Available for sale securities:
   Proceeds from sales                                                                  527,507            --
   Proceeds from maturities                                                             515,383       1,005,246
   Purchases                                                                           (780,624)     (7,999,701)
Held to maturity securities:
   Maturities and repayments                                                            252,590         802,721
   Purchases                                                                               --        (1,478,575)
Net increase in loans                                                                (7,609,101)     (1,790,608)
Purchases of premises and equipment                                                    (126,128)       (170,187)
Purchases of Federal Home Loan Bank Stock                                              (338,900)        (57,600)
Purchase of bank-owned life insurance                                                (1,000,000)           --
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (8,559,273)     (9,688,704)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net increase in deposits                                                              1,007,593       2,413,401
Net decrease in advances from borrowers                                                (103,503)        (75,030)
Proceeds from FHLB borrowings                                                        16,000,000      11,764,247
Repayments of FHLB borrowings                                                       (10,265,577)     (9,078,761)
Issuance of common stock                                                                   --         3,187,515
Purchase of treasury stock                                                             (314,167)           --
Purchase of stock for restricted stock plan                                            (171,345)           --
Payment of dividends                                                                    (56,610)           --
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             6,096,391       8,211,372

DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,015,376)     (1,015,711)

Cash and cash equivalents at beginning of period                                      3,287,791       2,387,592
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  1,272,415    $  1,371,881
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Notes To Consolidated Financial Statements
------------------------------------------

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions for the Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, all adjustments necessary for a fair presentation have been included and such adjustments were of a normal recurring nature.

Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any other period.

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

Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In the third quarter of 2000, the Financial Accounting Standards Board(FASB) issued Statement 140, "Accounting for Transfers of Financial Assets", an amendment of FASB Statement No. 125. This statement is effective for transfers of financial assets occurring after March 31, 2001, applied prospectively; effective for disclosures about securitizations and for reclassification and disclosure about collateral in financial statements for fiscal years ending after December 15, 2000. Adoption of this statement is not expected to have a material impact on the Company's financial condition or results of operations.


Note 4 - EARNINGS PER COMMON SHARE

Basic net income per common share for the three months and nine months ended September 30, 2000 is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is calculated by adjusting the number of shares of common stock outstanding to include the effect of stock options, if dilutive, generally, using the treasury stock method.

Basic net income per common share for the three and nine months ended September 30, 1999 was calculated by dividing net income for the period from the date of conversion to September 30, 1999 of $62,386 by the weighted average common shares outstanding for that same period of 354,200. The company did not have potentially dilutive securities in the period ended September 30, 1999.

The number of shares utilized in the earnings per share calculations for the three months ended September 30, 2000 were as follows:

        Common shares - basic                                  320,103

        Effect of dilutive stock options                        12,747
                                                               -------
        Common shares - diluted                                332,850
                                                               =======

The number of shares utilized in the earnings per share calculations for the nine months ended September 30, 2000 were as follows:

        Common shares - basic                                  335,979

        Effect of dilutive stock options                        10,700
                                                               -------
           Common shares - diluted                             346,679
                                                               =======

Note 5 - RECLASSIFICATIONS

Certain amounts reported in prior periods have been reclassified to conform with the September 30, 2000 presentation. These reclassifications did not impact the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements
--------------------------

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's beliefs as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, and interest rate risk management; the effects of competition in the banking business from other savings and loan associations, commercial banks, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999
-----------------------------------------------------------------------------

Total assets increased $6.7 million or 12% to $60.6 million at September 30, 2000 compared to December 31, 1999. Growth of $7.6 million or 24% occurred in loans due to strong originations in the first half of the year. Other assets increased by $1.0 million primarily due to the purchase of bank-owned life insurance in the second quarter. Both loan growth and the purchase of life insurance contributed to a decrease in cash and cash equivalents of $2.0 million.

Liabilities in total increased by $6.9 million or 15%, between December 31, 1999 and September 30, 2000. The increase was attributable to additional advances from the Federal Home Loan Bank (the "FHLB") and a $1 million or 3% increase in deposits. Stockholders' equity decreased by 3%, or $201,000 as the cost to purchase stock for treasury and the restricted stock plan exceeded net income for the nine month period.


Liquidity and Capital Resources

Sources of liquidity include funds derived through earnings, customer deposit balances, loan repayments, maturities or sales of investment securities and FHLB borrowings.

Office of Thrift Supervision ("OTS") capital regulations applicable to the Bank require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank was in compliance with these requirements at September 30, 2000, with tangible, core and risk based capital ratios of 9.43%, 9.43% and 19.42%, respectively.

Comparison  of Operating  Results for Three Months Ended  September 30, 2000 and
--------------------------------------------------------------------------------
1999
----

Net income for the third quarter of 2000 declined 19% to $51,000, from $62,000 for the same quarter in 1999. Growth in net interest income and noninterest income was offset by increased levels of noninterest expense and the provision for loan losses.

Net interest income increased $43,000 or 12.5% as a result of a $266,000 or 32% increase in interest income offset by $223,000 or 46% increase in interest expense. The increase in interest income was attributable to a 21% increase in interest earning assets which occurred from September 30, 1999 to September 30, 2000. Similarly, deposits and other interest bearing liabilities increased 25% during the same time frame. This increase in interest bearing liabilities, coupled with higher interest rates, contributed to the 46% increase in interest expense.

The provision for loan losses was $3,000 for the third quarter of 2000. No expense was recorded for the same quarter in 1999. The increased expense was responsive to loan growth and the risk inherent in the loan portfolio. Refer to the loan quality section for additional information.

Noninterest income increased $2,000 or 3% when comparing the third quarter of 2000 to the same quarter of 1999 as a decline in fees and service charges was offset by increased other income. The decline in fees and service charges was attributable to lower loan closing charges as the Bank cut back in lending during the third quarter of 2000. The increase in other income related primarily to the bank-owned life insurance purchased in the second quarter of 2000.

Noninterest expenses increased $62,000 or 19% in the third quarter of 2000 compared with the same quarter in 1999. The majority of the increase occurred in salaries and benefits due to the adoption of an ESOP, restricted stock awards, increased health insurance, merit increases and a 7% increase in the number of full-time equivalent employees from September 30, 1999 to September 30, 2000. Additionally, advertising expense and "other" showed marked increases due to expanded promotions, legal, printing and audit costs. Furniture and equipment expense declined as 1999 included costs associated with Year 2000 readiness.

Income tax expense declined in the third quarter of 2000 when compared to the same period in 1999 as a result of a lower level of income before taxes. Tax expense recorded during this period of 2000 resulted in an effective tax rate of 29.2% compared to 31.5% in 1999. The slight reduction is attributable to non-taxed income from bank-owned life insurance.

Comparison  of Operating  Results for Nine Months Ended  September  30, 2000 and
--------------------------------------------------------------------------------
1999
----

Net income year to date in 2000 reached $205,000 and reflected 60% improvement over 1999. Growth in net interest income and noninterest sources of revenue was offset by increases in noninterest expense.

Net interest income increased $237,000 or 25% as a result of a $754,000 or 32% increase in interest income offset by a $517,000 or 37% increase in interest expense. The increase in interest income was attributable to both loan and investment growth. Similarly, interest expense was impacted by growth in deposits and FHLB borrowings as well as higher interest rates. The Company's funding costs were impacted by the increasing interest rate environment to a greater extent than its earning asset yields as most of the loan portfolio is at fixed interest rates.

The provision for loan losses was $4,000 year to date in 2000 compared with $2,000 in 1999. The increased expense was in response to loan growth and the risk inherent in the loan portfolio. Refer to the loan quality section for additional information.

Noninterest income increased $28,000 or 17% year to date in 2000 compared to the same period in 1999. A decline in loan closing charges coupled with an increase in service charges on deposits resulted in a stable level of fee and service charge income. Other income increased $29,000 due to increased cash surrender value of bank-owned life insurance purchased in the second quarter of 2000 and due to expanded rental of Company owned premises.

Noninterest expenses increased $162,000 or 18% year to date in 2000 compared with 1999. The majority of the increase occurred in salaries and benefits due to increased staffing, merit increases, increased health insurance costs, issuance of restricted stock awards and ESOP expense. Additionally, advertising expense and "other" showed marked increases due to expanded promotions, legal, printing and audit costs. Furniture and equipment expense declined as 1999 included costs associated with year 2000 readiness.

Income tax expense increased in 2000 due to a higher level of pre-tax income year to date. Tax expense recorded during this period of 2000 resulted in an effective tax rate of 29.0% compared to 32.3% in 1999. The slight reduction is attributable to non-taxed income from bank-owned life insurance.

Loan Quality
------------

The Company's allowance for loan losses was $151,000 or .38% of loans outstanding at September 30,2000, compared with $168,000 or .52% at December 31, 1999. The following table provides a comparison of risk elements at September 30, 2000 to the balances at the end of 1999.

                                        September 30,   December 31,
                                            2000            1999
                                        -------------   ------------

Nonaccrual loans                            $389            $527
Loans 90 days or more past due                 4               -
                                            ----            ----
Total risk elements                         $393            $527
  Ratio to period end loans                  .99%           1.64%
                                            ----            ----

An allowance for loan losses is maintained through a provision for loan losses based on management's periodic evaluation of the general level of loan delinquency, the level of risk by type of loan, and general economic conditions. This evaluation is inherently subjective. In management's opinion, the allowance for loan losses at September 30, 2000 is adequate to absorb potential losses in the current portfolio.

         Part II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 2000, there were no legal proceedings to which the Company or its subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (b) Reports on Form 8-K

         During the quarter ended September 30, 2000, the Company filed a Current Report on Form 8-K dated September 20, 2000 (Items 4 and 7) to report a change in the Company's certifying accountant. The Company filed amendments to that Current Report on Form 8-K on October 6, 2000 and October 11, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STEELTON BANCORP, INC.

Date: November 14, 2000               By:  /s/Harold E. Stremmel
                                           -------------------------------------
                                           Harold E. Stremmel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: November 14, 2000               By:  /s/Shannon Aylesworth
                                           -------------------------------------
                                           Shannon Aylesworth
                                           Chief Financial Officer
                                           (Principal Accounting Officer)