Form 10KSB40
period 2000-12-31
STEELTON BANCORP INC
filed 2001-03-29
CIK 1081212

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                           -----------------
                                     - OR -

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                   to
                                        -----------------    -----------------

Commission file number:   0-26499
                        -----------

                               Steelton Bancorp, Inc.
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Pennsylvania                                25-1830745
-----------------------------------------------         -----------------
(State or Other Jurisdiction of                         (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

    51 South Front Street, Steelton, Pennsylvania                 17113
--------------------------------------------------         -------------------
   (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:          (717) 939-1966
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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 2000 were $4,404,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the bid and asked prices of such stock as of March 23, 2001, was approximately $3.7 million.

         As of March 23, 2001, the registrant had 348,974 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2000. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2000. (Part III)

                                     PART I

Forward-Looking Statements

         Steelton Bancorp, Inc. (the "Corporation" or "Registrant") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Corporation's control). The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

         The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

Item 1. Description of Business
-------------------------------

General

         The Corporation is a Pennsylvania company organized in February 1999 at the direction of Mechanics Savings and Loan, FSA (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On July 8, 1999, the Bank completed the Conversion and became a wholly owned subsidiary of the Corporation. The Corporation is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Corporation conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Corporation's portion of the net proceeds obtained in the Conversion.

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

         References to the Corporation or the Bank, include the Corporation, the Bank and any subsidiaries on a consolidated basis, unless the context requires otherwise.

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

Lending Activities

         The following table sets forth information concerning the composition of the Bank's loan portfolio by loan category at the dates indicated.

                                                   At December 31,
                                       ----------------------------------------
                                               2000                   1999
                                       --------------------  ------------------
                                            $           %           $       %
                                       ---------   --------  ---------  -------
                                                 (Dollars in thousands
Type of Loans:
-------------
Real estate:
  1-4 family                            $38,597       95.9%    $31,879     95.4%
  Non-residential                         1,024        2.5         831      2.5
Consumer loans                              566        1.4         629      1.9
Commercial (business) loans                  73        0.2          75      0.2
                                         ------     ------      ------    -----
Total loans                              40,260      100.0%     33,414    100.0%
                                         ------     ======      ------    =====
Less:
  Loans in process                           50                    947
  Deferred loan origination fees, net       291                    272
  Allowance for loan losses                 150                    168
                                         ------                 ------
Total loans, net                        $39,769                $32,027
                                         ======                 ======

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

         The Bank generally underwrites its fixed rate mortgage loans to meet the secondary market standards of the Federal Home Loan Mortgage Corporation ("FHLMC") but also makes limited non-conforming loans. While the Bank is an approved FHLMC seller/servicer, it generally does not sell its mortgage loans in the secondary market. The Bank may in the future sell fixed rate mortgage loans in the secondary market, as markets and the Bank's own portfolio needs dictate.

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

         Construction Lending. The Bank engages in limited lending to qualified borrowers for construction of single-family residential properties in the Bank's market area. Construction loans are made to builders on a speculative basis and to owners for construction of their primary residence on a construction/permanent basis.

         Construction lending is generally considered to involve a higher degree of credit risk than long term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction.

         Consumer Loans. As of December 31, 2000, consumer loans amounted to 1.4% of the Bank's total loan portfolio and consisted primarily of home equity loans and FHA Title I home improvement loans. To a lesser extent, the Bank originates personal loans (secured and unsecured), savings secured loans (share loans), auto loans, and credit card loans. Consumer loans are originated in the Bank's market area and have maturities of up to 15 years. On share loans, the Bank will lend up to 90% of the account balance.

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

         Commercial Real Estate and Other Loans. The Bank originates a limited number of commercial real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and space occupied by local fraternal, church or service organizations. The Bank requires no less than 25% downpayment or equity for commercial real estate mortgage loans. The average loan size is approximately $150,000. Typically these loans are made with adjustable rates of interest with terms of up to 20 years. Essentially all originated commercial real estate loans are within the Bank's market area and all are within the Commonwealth of Pennsylvania. The Bank's largest commercial real estate loan had a balance of $327,000 on December 31, 2000 and was secured by a multi-family apartment building located in the Bank's market area.

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

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of December 31, 2000, the Bank's largest aggregation of loans to one borrower was $331,000 consisting of one single-family residential home, which was within the Bank's legal lending limit to one borrower at that date. At December 31, 2000, this loan was current.

         Non-performing and Problem Assets. Non-performing assets include nonaccrual loans, loans greater than 90 days past due, other real estate, and troubled debt restructurings. As of the end of the last three fiscal years, the Bank's nonperforming assets were limited to nonaccrual loans as presented in the following table.

                                                         At December 31,
                                                 ----------------------------
                                                  2000        1999      1998
                                                 ------      ------    ------
                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  1-4 family residential real estate                $98       $380      $223
  Non-residential                                    60         61        55
Non-mortgage loans:
  Home equity and second mortgages                   37         71        44
  Other consumer                                     41         15        --
                                                   ----       ----      ----
Total                                              $236       $527      $322
                                                   ====       ====      ====
Total non-performing loans to net loans            0.59%      1.65%     1.16%
                                                   ====       ====      ====
Total non-performing assets to total assets        0.39%      0.98%     0.78%
                                                   ====       ====      ====

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

         During the year ended December 31, 2000, approximately $11,498 of interest would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire period. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during 2000 was insignificant.

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

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At December 31, 2000, internally classified assets were $189,000, all rated as substandard.

         Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

         A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

         Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                              At or for the year ended
                                                    December 31,
                                            -----------------------------
                                               2000               1999
                                            ---------           ---------
                                                (Dollars in thousands)

Total loans outstanding (net)                 $39,769             $32,027
                                               ======              ======
Average loans outstanding                      37,034              28,035
                                               ======              ======
Allowance balance (at beginning of period)      $ 168               $ 166
Provision for loan losses                           7                   2
Charge-offs (consumer)                            (25)                 --
                                               ------              ------
Allowance balance (at end of period)          $   150             $   168
                                               ======              ======
Allowance for loan losses as a percent
  of total loans outstanding                     0.38%               0.53%
Loans charged off as a percent
  of average loans outstanding                    .07%                 --%

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



                                                            At December 31,
                                  ---------------------------------------------------------------
                                                 2000                              1999
                                  ------------------------------   ------------------------------
                                                       Percent of                      Percent of
                                         Allowance      Loans to        Allowance       Loans to
                                  Amount   % of Total Total Loans  Amount  % of Total  Total Loans
                                  ------  ----------- -----------  ------  ----------  -----------

                                                          (Dollars in thousands)

At end of period allocated to:
1-4 family                         $ 96         64%      96%      $ 91        54%         95%
Non-residential real estate           1          1        2          4         2           2
Consumer                             45         30        1         65        39           2
Commercial (business)                 8          5        1          8         5           1
                                    ---        ---      ---        ---       ---         ---
Total allowance                    $150        100%     100%      $168       100%        100%
                                    ===        ===      ===        ===       ===         ===


Investment Activities

         Investment Policy. The investment policy of the Bank, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Bank's lending activities. The policy provides for available for sale, held to maturity and trading classifications. However, the Bank does not currently use a trading classification and does not anticipate doing so in the future. The policy permits investments in high credit quality instruments with diversified cash flows while permitting the Bank to maximize total return within the guidelines set forth in the Bank's interest rate risk and liquidity management policy. Permitted investments under the policy and in accordance with federal regulations include but are not limited to U. S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, mortgage backed securities and collateralized mortgage obligations guaranteed by government or government-sponsored agencies, investment grade corporate debt securities, and commercial paper. The Bank also invests in FHLB overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

         The policy also includes several specific guidelines and restrictions to insure adherence with safe and sound activities. The policy prohibits investments in high risk mortgage derivative products, as defined within its policy, without prior approval from the Board of Directors. In addition, the policy limits the maximum amount of the investment in a specific investment category. The Bank does not participate in hedging programs, interest rate swaps, or other activities involving the use of derivative financial instruments. Further, the Bank does not invest in securities which are not rated investment grade.

         All transactions are reported to the Board of Directors monthly, with the entire portfolio reported quarterly, including market values and unrealized gains (losses).

         Composition of Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                              At December 31,
                                                          ---------------------
                                                          2000            1999
                                                          ----            ----
                                                              (In thousands)

      Securities Held to Maturity:
       Certificates of Deposit                           $ 100            $ 100
       U.S. Government and Federal Agencies                620              621
       Mortgage-backed Securities                        3,364            3,740
       Obligations of State and Local Governments        1,297            1,296
                                                         -----            -----
         Total Securities Held to Maturity               5,381            5,757
                                                         -----            -----

      Securities Available for Sale (at fair value):
       U.S. Government and Federal Agencies              4,842            4,426
       Mortgage-backed Securities                        4,362            5,074
       Obligations of State and Local Governments          804              752
                                                        ------           ------
         Total Securities Available for Sale            10,008           10,252
                                                        ------           ------

       Total Investment Securities                     $15,389          $16,009
                                                        ======           ======

         Mortgage-backed Securities. These securities, which comprise 50% of the year-end investment portfolio, are participation certificates that are secured by interests in pools of mortgages. At December 31, 2000, the Bank held mortgage-backed securities totaling $6.5 million that were issued and guaranteed by federal agencies. The remaining mortgage-backed securities totaling $1.2 million were issued by financial institutions and were not guaranteed by the issuers. Most of the Bank's investments in mortgage-backed securities are secured by single-family mortgages.

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at December 31, 2000.


                                                                                                                Total Investment
                                   One to Five Years        Five to Ten Years        More than Ten Years           Securities
                               ----------------------    ----------------------    ----------------------    --------------------
                                 Carrying     Average      Carrying     Average      Carrying     Average      Carrying   Average
                                   Value       Yield         Value       Yield        Value        Yield        Value      Yield
                               ----------    --------    ----------   ---------    ---------     --------    ---------   -------
                                                                      (Dollars in thousands)
Certificates of Deposit              $100         5.2%        $ --         --%        $  --          --%        $ 100       5.2%
U.S. Government and
  Federal Agencies                    933         5.4          928        7.0         3,601         7.3         5,462       6.9
Mortgage-backed
  securities                          125         6.3          304        6.7         7,297         6.7         7,726       6.7
Obligations of State and
  local governments                   383         5.7          941        6.2           777         7.4         2,101       6.5
                                    -----         ---        -----        ---        ------         ---        ------       ---
  Total                            $1,541         5.5%      $2,173        6.6%      $11,675         6.9%      $15,389       6.7%
                                    =====         ===        =====        ===        ======         ===        ======       ===


Source of Funds

         Deposits. The Bank's current deposit products include certificates of deposit accounts ranging in terms from 90 days to ten years as well as individual retirement accounts, checking, savings, NOW, money market and club accounts.

         Interest rates on deposits are set weekly by senior management, based upon a number of factors, including: (1) the Bank's need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) the Bank's current cost of funds and its yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the FHLB of Pittsburgh. Information regarding the average amount of and the average rate paid on various types of deposits for the two years ended December 31, 2000 is presented in the Corporation's 2000 Annual Report to Stockholders, filed as
Exhibit 13 to this Annual Report on Form 10-KSB.

         Because of the large percentage of certificates of deposit in the deposit portfolio (70% at December 31, 2000), the Bank's liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with the Bank after they mature and the Bank believes that this will continue. However, the need to retain these time deposits could result in an increase in the Bank's cost of funds.

                  The   following   table   shows  the   amount  of  the  Bank's
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.



                                                     Certificates
Maturity Period                                       of Deposits
---------------                                       -----------
                                                   (In thousands)

Three months or less                                   $2,600
Over three through six months                           5,217
Over six through twelve months                          6,717
Over twelve months                                      9,465
                                                       ------
                                                      $23,999
                                                       ======

         Borrowings. The Bank, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. Advances maturing within one year at December 31, 2000 totaled $5.5 million. See Note 6 of the Notes to the Consolidated Financial Statements.

Personnel

         As of December 31, 2000, the Bank had 15 full-time equivalent employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Legislation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which, effective March 11, 2000, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Corporation will retain its authority to engage in nonfinancial activities.

Corporation Regulation

         General. The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Corporation.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "Regulation of the Bank - Qualified Thrift Lender Test."

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. As a member of the SAIF, the Bank pays an annual insurance premium to the FDIC based on its total deposits.

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

         The following table presents the Bank's compliance with its regulatory capital requirements:

                                              At December 31, 2000
                                          ----------------------------
                                                      Percentage of
                                           Amount    Applicable Assets
                                          --------  ------------------

                                             (Dollars in Thousands)

Tangible capital                             $5,540         9.27%
Tangible capital requirement                    897         1.50%
                                            -------         ----
Excess                                     $  4,643         7.77%
                                            =======         ====

Core capital                                 $5,540         9.27%
Core capital requirements                     2,391         4.00%
                                            -------         ----
Excess                                     $  3,149         5.27%
                                            =======         ====

Total risk-based capital                   $  5,688        19.03%
Total risk-based capital requirement          2,391         8.00%
                                            -------        -----

Excess                                     $  3,297        11.03%
                                            =======        =====

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

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of December 31, 2000, the Bank was in compliance with its QTL requirement with 88% of its assets invested in QTIs.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a) The Corporation owns its main office and branch office located in Dauphin County, Pennsylvania. The main office is located in Steelton, Pennsylvania and the branch office is located in Lower Swatara Township. Both properties are in useable condition. During 2000, the Corporation undertook an expansion project that involved the demolition of a six-unit apartment building that nearly adjoined the main office location to expand the existing building and parking as well as create a drive-through. The construction was substantially complete at December 31, 2000. The Corporation's total investment in office property and equipment was $2.2 million with a net book value of $1.5 million at December 31, 2000.

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Corporation's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Corporation's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the forth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Stock Price Information" of the Corporation's Annual Report to stockholders for the fiscal year ended December 31, 2000 (the "Annual Report") is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         On September 20, 2000, the Registrant dismissed its independent auditors, McKonly & Asbury, LLP, and appointed Beard Miller Company LLP as its new independent auditors. The decision to change accountants was approved by the Registrant's Board of Directors.

         McKonly & Asbury's reports on the Registrant's consolidated financial statements for the two fiscal years ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with audits of the two fiscal years ended December 31, 1999 and any subsequent interim period preceding the date hereof, there were no disagreements or reportable events between the Registrant and McKonly & Asbury on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of McKonly & Asbury, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports. Effective September 20, 2000, the Registrant engaged Beard Miller Company as its independent auditors. During the two most recent fiscal years and the subsequent interim period to the date hereof, the Registrant did not consult with Beard Miller Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the Corporation's definitive proxy statement for the 2001 Annual Meeting of Stockholders (the"Proxy Statement") is incorporated herein by reference.

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

         1.   The following financial  statements and the independent  auditors
 report  included  in  the   Registrant's   Annual  Report  to  Stockholders are
 are incorporated herein by reference.

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Income for the Years Ended December 31, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999

         Notes to Consolidated Financial Statements

         The following report of other auditors required by Item 2-05 of Regulation S-X is filed herewith as a financial statement schedule:


                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Steelton Bancorp, Inc. Steelton, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Steelton Bancorp, Inc. and subsidiary (the Corporation) as of December 31,1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelton Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    /s/McKonly & Asbury LLP
                                    ---------------------------


Harrisburg, Pennsylvania
January 24, 2000

          2.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

                   3(i)    Articles of Incorporation of Steelton Bancorp, Inc.*
                   3(ii)   Bylaws of Steelton Bancorp, Inc.*
                   4       Specimen Stock Certificate*
                  10.1     Employment Agreement with Harold E. Stremmel*
                  10.2     Steelton Bancorp, Inc. 1999 Stock Option Plan**
                  10.3     Mechanics Savings Bank Restricted Stock Plan**
                  11       Statement re: computation of per share  earnings (See
                           Note  10  of the  Notes to   Consolidated   Financial
                           Statements)
                  13       2000 Annual Report to Stockholders
                  21       Subsidiaries of Registrant (see "Item 1 - Business")
                  23.1     Consent of Beard Miller Company LLP
                  23.2     Consent of McKonly & Asbury LLP

---------------------
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-74279) filed with the SEC on March 11, 1999.
** Incorporated by reference to the Proxy Statement for the Special Meeting on February 3, 2000 filed with SEC on January 3, 2000.


(b)      Current Reports on Form 8-K.

         During the quarter ended December 31, 2000, the Corporation filed Current Reports on Form 8-K dated October 6, 2000 and October 11, 2000 (Items 4 and 7) amending a Current Report on Form 8-K dated September 20, 2000 to report a change in the Corporation's certifying accountant.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 29, 2001.

                                    STEELTON BANCORP, INC.



                                    By: /s/Harold E. Stremmel
                                        ----------------------------------------
                                        Harold E. Stremmel
                                        President and Chief Executive Officer
                                       (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2001.



/s/Harold E. Stremmel
----------------------------------------   -------------------------------------
Harold E. Stremmel                         James E. Nelson
President and Chief Executive Officer      Executive Vice President and Director
(Principal Executive Officer)



                                           /s/Joseph A. Wiedeman
----------------------------------------   -------------------------------------
Marino Falcone                             Joseph A. Wiedeman
Chairman of the Board                      Treasurer and Director



/s/James F. Stone                          /s/Victor J. Segina
-----------------------------------------  -------------------------------------
James F. Stone                             Victor J. Segina
Director                                   Secretary and Director



/s/Richard E. Farina                       /s/Shannon Aylesworth
-----------------------------------------  -------------------------------------
Richard E. Farina                          Shannon Aylesworth
Director                                   Chief Financial Officer
                                           (Principal Financial and
                                             Accounting Officer)