Form 10QSB
period 2001-03-31
STEELTON BANCORP INC
filed 2001-05-15
CIK 1081212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                        --------------   ------------

                        Commission File Number 000-26499

                             STEELTON BANCORP, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Pennsylvania                                  25-1830745
------------------------------             -------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
incorporation or organization)

51 South Front Street, Steelton, Pennsylvania                    17113
---------------------------------------------                   --------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (717) 939-1966
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

         As of May 7, 2001 there were 361,535 shares of the Registrant's common stock, par value $ 0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional small business disclosure format:


                                      Yes  X No
                                   ---    ---

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                             STEELTON, PENNSYLVANIA


                                 C O N T E N T S

                                                                                                Page

PART I -      FINANCIAL INFORMATION
Item 1.       Financial Statements.................................................................3

              Consolidated Balance Sheets - as of
              March 31, 2001 (unaudited) and December 31, 2000 (audited)...........................3

              Consolidated Statements of Income - for the three months ended
              March 31, 2001 and March 31, 2000 (unaudited)........................................4

              Consolidated  Statements of  Stockholders'  Equity - for the three months ended March 31, 2001 (unaudited) and the year ended
              December 31, 2000 (audited)..........................................................5

              Consolidated Statements of Cash Flows - for the three months ended
              March 31, 2001 and March 31, 2000 (unaudited)........................................6

              Notes to Consolidated Financial Statements...........................................7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................................................10

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...................................................................13

Item 2.       Changes in Securities and Use of Proceeds...........................................13

Item 3.       Defaults Upon Senior Securities.....................................................13

Item 4.       Submission of Matters to a Vote of Security Holders.................................13

Item 5.       Other Information...................................................................13

Item 6.       Exhibits and Reports on Form 8-K....................................................14


PART I, ITEM 1, FINANCIAL STATEMENTS

STEELTON BANCORP, INC.
CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,          December 31,
March 31, 2001 and December 31, 2000                                                         2001                 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
              ASSETS

Cash and due from banks                                                            $          363,197   $          278,524
Interest bearing deposits in other banks                                                    2,639,716            1,140,038
                                                                                  ------------------------------------------
              Cash and cash equivalents                                                     3,002,913            1,418,562
Investment securities available for sale                                                   12,699,638           10,007,980
Investment securities held to maturity (fair values 2001 $2,823,698;
     2000 $ 5,341,664)                                                                      2,806,462            5,380,735
Loans receivable, net of allowance for loan losses 2001 $ 149,801;
     2000 $ 149,603                                                                        39,191,539           39,769,076
Federal Home Loan Bank stock, at cost                                                         989,200            1,030,700
Bank premises and equipment, net                                                            1,577,841            1,449,585
Accrued interest receivable and other assets                                                1,696,065            1,688,395
                                                                                  ------------------------------------------

              Total assets                                                         $       61,963,658   $       60,745,033
                                                                                  ==========================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                                      $       34,689,959   $       34,133,250
     Advances from Federal Home Loan Bank                                                  19,725,370           19,398,854
     Advances from borrowers for insurance and taxes                                          209,619              305,662
     Accrued interest payable and other liabilities                                           606,008              262,479
                                                                                  ------------------------------------------

              Total liabilities                                                            55,230,956           54,100,245
                                                                                  ------------------------------------------

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; 2,000,000 shares authorized;
         none issued and outstanding                                                                -                    -
     Common stock, $ .10 par value; 8,000,000 shares authorized;
         issued 2001 and 2000 404,250 shares                                                   40,425               40,425
     Surplus                                                                                3,664,067            3,665,547
     Retained earnings                                                                      3,930,182            3,889,722
     Unearned stock compensation                                                             (414,044)            (422,598)
     Treasury stock, at cost, 2001 42,715 shares; 2000 41,398 shares                         (497,254)            (478,826)
     Accumulated other comprehensive income (loss)                                              9,326              (49,482)
                                                                                  ------------------------------------------

              Total stockholders' equity                                                    6,732,702            6,644,788
                                                                                  ------------------------------------------

              Total liabilities and stockholders' equity                           $       61,963,658   $       60,745,033
                                                                                  ==========================================


See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME


----------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2001 and 2000 (unaudited)                                    2001               2000
----------------------------------------------------------------------------------------------------------------------------

Interest and dividend income:
     Loans                                                                            $         790,327   $        675,281
     Securities:
         Taxable                                                                                236,897            236,272
         Tax exempt                                                                              21,964             21,868
     Dividends on FHLB stock                                                                     17,620             19,552
     Other                                                                                       22,087             18,177
                                                                                     ---------------------------------------

              Total interest and dividend income                                              1,088,895            971,150
                                                                                     ---------------------------------------

Interest expense:
     Deposits                                                                                   400,367            365,233
     Advances from Federal Home Loan Bank                                                       317,527            200,904
                                                                                     ---------------------------------------

              Total interest expense                                                            717,894            566,137
                                                                                     ---------------------------------------

              Net interest income                                                               371,001            405,013

Provision for loan losses                                                                         2,500                  -
                                                                                     ---------------------------------------

              Net interest income after provision for loan losses                               368,501            405,013
                                                                                     ---------------------------------------

Noninterest income:
     Fees and service charges                                                                    37,620             37,558
     Other                                                                                       31,512             10,743
     Securities gains (losses)                                                                   (5,777)               286
                                                                                     ---------------------------------------

              Total noninterest income                                                           63,355             48,587
                                                                                     ---------------------------------------

Noninterest expense:
     Salaries and employee benefits                                                             192,176            164,124
     Occupancy                                                                                   28,443             25,710
     Equipment                                                                                   60,427             39,618
     Professional fees                                                                           34,924             29,211
     Advertising                                                                                  6,694             12,700
     Other                                                                                       60,242             60,639
                                                                                     ---------------------------------------

              Total noninterest expense                                                         382,906            332,002
                                                                                     ---------------------------------------

              Income before income taxes                                                         48,950            121,598

Income taxes                                                                                      7,061             32,260
                                                                                     ---------------------------------------

              Net income                                                              $          41,889   $         89,338
                                                                                     =======================================

Per share data:
     Net income, basic                                                                $            0.13   $          0.25
                                                                                     =======================================

     Net income, diluted                                                              $            0.12   $          0.24
                                                                                     =======================================


See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2001 (unaudited) and Year Ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                            Other         Total
                                      Common                    Retained      Unearned      Treasury    Comprehensive Stockholders'
                                      Stock       Surplus       Earnings    Compensation     Stock      Income (Loss)     Equity
                                   -------------------------------------------------------------------------------------------------

Balance, December 31, 1999         $   38,500  $  3,457,015  $  3,863,701  $   (308,000)  $         -  $   (279,138)  $  6,772,078
                                                                                                                      --------------
    Comprehensive income:
      Net income                            -             -       287,638             -             -             -        287,638
      Net change in unrealized
        losses on available for
        sale securities                     -             -             -             -             -       229,656        229,656
                                                                                                                      --------------

        Total comprehensive income                                                                                         517,294
                                                                                                                      --------------

    Stock purchased for treasury and
      benefit plans                         -             -             -      (171,345)     (478,826)            -       (650,171)
    Earned compensation                     -         2,695             -        56,747             -             -         59,442
    Cash dividends declared
      ($ .16 per share)                     -             -       (53,855)            -             -             -        (53,855)
    Stock dividend declared             1,925       205,837      (207,762)            -             -             -              -
                                   -------------------------------------------------------------------------------------------------

Balance, December 31, 2000             40,425     3,665,547     3,889,722      (422,598)     (478,826)      (49,482)     6,644,788
                                                                                                                      --------------
    Comprehensive income:
      Net income                            -             -        41,889             -             -             -         41,889
      Net change in unrealized
        losses on available for
        sale securities                     -             -             -             -             -        58,808         58,808
                                                                                                                      --------------

        Total comprehensive income                                                                                         100,697
                                                                                                                      --------------

    Stock purchased for treasury and
      benefit plans                         -             -             -             -       (18,428)            -        (18,428)
    Earned compensation                     -        (1,480)            -         8,554             -             -          7,074
    Dividend adjustment                     -             -        (1,429)            -             -             -         (1,429)
                                   -------------------------------------------------------------------------------------------------

Balance, March 31, 2001            $   40,425  $  3,664,067  $  3,930,182  $   (414,044)  $  (497,254) $      9,326   $  6,732,702
                                   =================================================================================================



See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2001 and 2000 (unaudited)                                   2001               2000
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $          41,889   $          89,338
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Provision for loan losses                                                               2,500                   -
         Depreciation                                                                           15,439              16,000
         Deferred benefit plan expense                                                          27,158               4,717
         Earnings on bank-owned life insurance                                                 (13,430)                  -
         Deferred income taxes                                                                  (4,439)              6,947
         Decrease in accrued interest receivable                                                56,716               9,306
         Increase in accrued interest payable                                                  288,136             290,379
         Other                                                                                 (13,293)            (41,645)
                                                                                    -----------------------------------------

              Net cash provided by operating activities                                        400,676             375,042
                                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Available for sale securities:
         Sales                                                                               2,171,050                   -
         Maturities                                                                          2,301,002             385,409
         Purchases                                                                          (4,198,519)           (762,383)
     Held to maturity securities:
         Maturities                                                                            203,037              98,342
         Purchases                                                                            (508,750)                  -
     Net (increase) decrease in loans                                                          577,537          (2,767,075)
     Purchase of bank premises and equipment                                                  (143,696)            (70,672)
     Redemption (purchase) of Federal Home Loan Bank stock                                      41,500             (94,500)
                                                                                    -----------------------------------------

              Net cash provided by (used in) investing activities                              443,161          (3,210,879)
                                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                  556,709             310,604
     Net increase (decrease) in advances from borrowers for insurance and taxes                (96,043)            130,040
     Advances from Federal Home Loan Bank                                                    8,681,200           4,500,000
     Repayment of Federal Home Loan Bank advances                                           (8,354,684)         (2,609,847)
     Stock purchased for treasury and benefit plans                                            (18,428)           (387,540)
     Payment of dividends                                                                      (28,240)            (30,800)
                                                                                    -----------------------------------------

              Net cash provided by financing activities                                        740,514           1,912,457
                                                                                    -----------------------------------------

              Increase (decrease) in cash and cash equivalents                               1,584,351            (923,380)

Cash and cash equivalents:
     Beginning                                                                               1,418,562           3,287,791
                                                                                    -----------------------------------------

     Ending                                                                          $       3,002,913   $       2,364,411
                                                                                    =========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                                    $         429,757   $         275,122
                                                                                    =========================================

         Income taxes                                                                $          11,500   $          45,648
                                                                                    =========================================

See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1
--------------------------------------------------------------------------------
BASIS OF PRESENTATION

         The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001 or any other period. The condensed financial statements as of and for the three month period ended March 31, 2001 and 2000 include the accounts of Steelton Bancorp, Inc. (the "Corporation"), its wholly-owned subsidiary, Mechanics Savings Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Baldwin Investment Corporation. The Corporation's business is conducted principally through the Bank. Through its main office located in Steelton and its branch office located in Lower Swatara Township, Pennsylvania, the Bank provides retail banking services, with an emphasis on one-to-four family residential mortgages.


2
--------------------------------------------------------------------------------
NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (as amended by Statement Nos. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities". This statement and its amendments establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and require that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The statement requires that changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Corporation adopted the statement on January 1, 2001 and transferred securities having a carrying value of $ 2,880,464 and fair value of $ 2,849,864 from held to maturity to available for sale.

STEELTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2
--------------------------------------------------------------------------------
NEW ACCOUNTING STANDARDS (CONTINUED)

         In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after March 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the statement did not have a significant impact on the Corporation.


3
--------------------------------------------------------------------------------
EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended March 31, 2001 and 2000. Shares for 2000 were adjusted for the impact of a 5% stock dividend declared in November of 2000.

                                                                                    2001              2000
                                                                          ------------------------------------

              Numerator, net income                                        $        41,889   $        89,338
                                                                          ====================================

              Denominators:
                   Average basic shares outstanding                                319,031           364,577
                   Average dilutive option effect                                   15,272             4,356
                   Average restricted stock effect                                   3,200            10,128
                                                                          ------------------------------------

                            Average dilutive shares outstanding                    337,503           379,061
                                                                          ====================================

              Earnings per share:
                   Basic                                                   $         0.13    $         0.25
                                                                          ====================================

                   Diluted                                                 $         0.12    $         0.24
                                                                          ====================================


STEELTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4
--------------------------------------------------------------------------------
RECLASSIFICATIONS

         Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation. Such reclassifications had no impact on reported net income.

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Forward-Looking Statements

The Corporation may from time-to-time make written or oral forward-looking statements, including statements contained in the Corporation's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's beliefs as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Corporation's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business and changes in governmental regulations relating to the banking industry. The Corporation cautions that such factors are not exclusive. The Corporation does not undertake to update any forward-looking statements that may be made from time-to-time by, or on behalf of, the Corporation.

Income Statement Performance

For the three months ended March 31, 2001, Steelton Bancorp reported net income of $ 41,889, compared with $ 89,338 for the same period in 2000. The decline in net income for the current period is attributable to an 8% decline in net interest income as well as increased levels of noninterest expense.

The primary source of revenue for the Corporation is net interest income, which represents the difference between interest income recognized on interest-earning assets such as loans and investments, and interest expense paid on interest-bearing liabilities such as deposits and federal home loan bank borrowings. Levels of net interest income are heavily dependent on the volume of interest-earning assets and interest-bearing liabilities as well as the interest rate environment and competitive conditions.

For the quarter ended March 31, 2001, interest income increased 12% to $ 1.1 million from $ 971,000 for the first quarter of 2000. The increase was primarily driven by loan growth of $ 4.4 million or 13% from March 31, 2000 to March 31, 2001. The loan growth was offset by a $ 1 million investment in bank-owned life insurance during the second half of 2000, which reduced earning asset levels and, therefore, interest income in the first quarter of 2001 compared to the same period last year.

In total, interest expense increased $ 152,000 or 27% from the first quarter of 2000 to the first quarter of 2001. The increase was attributable to a $ 1 million or 3% increase in deposits from March 31, 2000 to March 31, 2001 and a $
4.5 million or 30% increase in FHLB borrowings.

As a result of interest expense increasing to a greater extent than interest income, net interest income declined $ 34,000 or 8% from the first quarter of 2000 to the first quarter of 2001.

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




Income Statement Performance (Continued)

The provision for loan losses was $ 2,500 for the first quarter of 2001, which represented 109% of net charge-offs of $ 2,302. No provision expense was recognized for the first quarter of 2000.

Noninterest income excluding securities gains or losses increased $ 21,000 or 43% from the first quarter of 2000 to the same period in 2001. The increase was attributable to the above-mentioned investment in bank-owned life insurance which reduced interest income but increased other income.

Net securities losses for the first quarter of 2001 were $ 5,777, compared with a net gain of $ 286 for the first quarter of 2000. The 2001 losses primarily related to one mortgage-backed security sold from the available-for-sale portfolio.

Noninterest expense increased $ 51,000 or 15% in total from the first quarter of 2000 to the same quarter of 2001. The most substantial increases occurred in salaries and benefits and equipment expense. Salaries and benefits increased by $ 28,000 or 17% due to increased ESOP expense, a new directors retirement plan, merit increases and higher medical insurance costs. Equipment expense increased $ 21,000 or 53% due to the set-up of a new ATM and higher processing costs. Occupancy and professional fees increased in the first quarter compared with the prior year due to the creation of a new subsidiary, Baldwin Investment Corporation. Advertising expense declined $ 6,000 due to fewer promotions in 2001.

Income tax expense for the first quarter of 2001 was $ 7,061, resulting in an effective tax rate of 14%. Amounts for the first quarter of 2000 were expenses of $ 32,260 and an effective tax rate of 27%. As a result of a significant reduction in pre-tax income for the first quarter of 2001, tax-free income became a much larger relative portion of pre-tax income, resulting in the lower effective tax rate.

Balance Sheet Analysis

Total assets increased by $ 1.2 million or 2% from December 31, 2000 to March 31, 2001. The increase was primarily attributable to a $ 1.6 million increase in cash and equivalents, which was offset by a $ 577,000 decline in loans for the same period. The increase in cash and equivalents was attributable to deposit growth and investments that were called prior to their maturity dates. The decline in loans was due primarily to normal run-off that was not replaced with new growth. Currently, the Corporation is not emphasizing loan growth due to a desire to use available funds to reduce high cost borrowings. An increase of available for sale securities and corresponding decline in held to maturity securities of $ 2.9 million is attributable to the Corporation's decision to transfer investments on January 1, 2001, as permitted by the adoption of FAS 133.

Deposits increased $ 557,000 or 2% from December 31, 2000 until March 31, 2001. Similarly, advances from the FHLB increased $ 327,000 or 2%. There were no significant changes in the status of the Corporation's overall liquidity from December 31, 2000 until March 31, 2001.

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




Balance Sheet Analysis (Continued)

Stockholder's equity increased a total of $ 88,000 or 1% from December 31, 2000 until March 31, 2001. Net income, the recognition of expense associated with restricted stock and increases in the market values of available for sale securities all increased equity. Conversely, approximately 1,300 shares of common stock were repurchased by the Corporation during the quarter which reduced equity by the cost of $ 18,000.

Regulatory capital ratios for the bank were as follows at March 31, 2001 compared with December 31, 2000 and the minimum requirements:

                                           March 31,            December 31,             Minimum
                                             2001                   2000              Requirements
                                      -----------------------------------------------------------------

       Total risk-based capital             20.28%                 19.03%                 8.00%
       Tier I capital                       19.76%                 18.54%                  N/A
       Leverage ratio                        9.13%                  9.27%                 4.00%

Asset Quality

The allowance for loan losses remained stable at $ 150,000 or .38% of loans from December 31, 2000 to March 31, 2001. The level of loans 90 days or more past due and nonaccrual loans showed improvement as it decreased to .38% of loans at March 31, 2001, from .53% at December 31, 2000. Management believes that the allowance for credit losses was adequate at March 31, 2001 to absorb potential losses within the loan portfolio.

         Part II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 2001, there were no legal proceedings to which the Company or its subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibit 3(ii) -- Amended and Restated Bylaws of the Registrant
                  Exhibit 10.4  -- Directors Retirement Plan

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STEELTON BANCORP, INC.


Date:       May 14, 2001                By:/s/ Harold E.  Stremmel
                                           ---------------------------------
                                           Harold E. Stremmel
                                           President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:       May 14, 2001                By:/s/ Shannon Aylesworth
                                           -----------------------------------
                                           Shannon Aylesworth
                                           Chief Financial Officer
                                          (Principal Accounting Officer)