Form 10QSB
period 2001-06-30
STEELTON BANCORP INC
filed 2001-08-14
CIK 1081212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

                        Commission File Number 000-26499

                             STEELTON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Pennsylvania                                 25-1830745
------------------------------                        ------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
incorporation or organization)

51 South Front Street, Steelton, Pennsylvania             17113
---------------------------------------------            -------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (717) 939-1966
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

             As of July 31, 2001 there were 361,427 shares of the Registrant's common stock, par value $ 0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

             Transitional small business disclosure format:

                                  Yes        X  No
                              ---           ---

                             STEELTON BANCORP, INC.
                             STEELTON, PENNSYLVANIA


                                 C O N T E N T S
                                 ---------------

                                                                                                               Page
                                                                                                               ----

PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements................................................................................3

              Consolidated Balance Sheets - as of
              June 30, 2001 (unaudited) and December 31, 2000 (audited)...........................................3

              Consolidated Statements of Income - for the three months and six months ended June 30, 2001 and June 30, 2000 (unaudited)........................................4

              Consolidated Statements of Stockholders' Equity - for the six
              months ended June 30, 2001 and June 30, 2000 (unaudited)............................................5

              Consolidated Statements of Cash Flows - for the six months ended
              June 30, 2001 and June 30, 2000 (unaudited).........................................................6

              Notes to Consolidated Financial Statements..........................................................8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................................11

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................14

Item 2.       Changes in Securities and Use of Proceeds..........................................................14

Item 3.       Defaults Upon Senior Securities....................................................................14

Item 4.       Submission of Matters to a Vote of Security Holders................................................14

Item 5.       Other Information..................................................................................14

Item 6.       Exhibits and Reports on Form 8-K...................................................................15


PART I, ITEM 1, FINANCIAL STATEMENTS

STEELTON BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,           December 31,
June 30, 2001 and December 31, 2000                                                       2001                 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)

              ASSETS

Cash and due from banks                                                            $          555,065   $          278,524
Interest bearing deposits in other banks                                                    2,891,263            1,140,038
                                                                                  ------------------------------------------
              Cash and cash equivalents                                                     3,446,328            1,418,562
Investment securities available for sale                                                   12,448,486           10,007,980
Investment securities held to maturity (fair values 2001 $ 2,739,469;
     2000 $ 5,341,664)                                                                      2,717,696            5,380,735
Loans receivable, net of allowance for loan losses 2001 $ 153,709;
     2000 $ 149,603                                                                        39,083,390           39,769,076
Federal Home Loan Bank stock, at cost                                                         989,200            1,030,700
Bank premises and equipment, net                                                            1,579,847            1,449,585
Accrued interest receivable and other assets                                                1,732,270            1,688,395
                                                                                  ------------------------------------------
              Total assets                                                         $       61,997,217   $       60,745,033
                                                                                  ==========================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                                      $       35,478,515   $       34,133,250
     Advances from Federal Home Loan Bank                                                  19,048,657           19,398,854
     Advances from borrowers for insurance and taxes                                          377,832              305,662
     Accrued interest payable and other liabilities                                           342,444              262,479
                                                                                  ------------------------------------------
              Total liabilities                                                            55,247,448           54,100,245
                                                                                  ------------------------------------------

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; 2,000,000 shares authorized;
         none issued and outstanding                                                                                     -
     Common stock, $ .10 par value; 8,000,000 shares authorized;
         issued 2001 and 2000 404,250 shares                                                   40,425               40,425
     Surplus                                                                                3,678,543            3,665,547
     Retained earnings                                                                      3,942,320            3,889,722
     Unearned stock compensation                                                             (376,168)            (422,598)
     Treasury stock, at cost, 2001 42,823 shares; 2000 41,398 shares                         (499,009)            (478,826)
     Accumulated other comprehensive income (loss)                                            (36,342)             (49,482)
                                                                                  ------------------------------------------
              Total stockholders' equity                                                    6,749,769            6,644,788
                                                                                  ------------------------------------------
              Total liabilities and stockholders' equity                           $       61,997,217   $       60,745,033
                                                                                  ==========================================

See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------------------------------
For the Three and Six Months Ended June 30, 2001              Three Months Ended                   Six Months Ended
and                                                                June 30,                            June 30,
2000 (Unaudited)                                            2001             2000              2001               2000
-------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
     Loans                                            $       759,522   $        731,069 $       1,549,849  $      1,406,350
     Securities:
         Taxable                                              208,657            234,918           445,554           471,190
         Tax exempt                                            21,914             22,036            43,878            43,904
         Dividends on FHLB stock                               16,647             23,476            34,267            43,028
     Other                                                     19,375             16,053            41,462            34,228
                                                     --------------------------------------------------------------------------
              Total interest and dividend income            1,026,115          1,027,552         2,115,010         1,998,700
                                                     --------------------------------------------------------------------------
Interest expense:
     Deposits                                                 384,539            371,290           784,906           736,523
     Advances from Federal Home Loan Bank                     294,122            266,229           611,649           467,133
                                                     --------------------------------------------------------------------------
              Total interest expense                          678,661            637,519         1,396,555         1,203,656
                                                     --------------------------------------------------------------------------
              Net interest income                             347,454            390,033           718,455           795,044

Provision for loan losses                                       4,500              1,000             7,000             1,000
                                                     --------------------------------------------------------------------------
              Net interest income after provision
                  for loan losses                             342,954            389,033           711,455           794,044
                                                     --------------------------------------------------------------------------
Noninterest income:
     Fees and service charges                                  45,580             47,007            83,200            84,565
     Income from bank-owned life insurance                     13,430                  -            26,860             8,206
     Other                                                     15,261             24,719            33,343            27,256
     Gain on sale of investments                               11,619                  -             5,842               286
                                                     --------------------------------------------------------------------------
              Total noninterest income                         85,890             71,726           149,245           120,313
                                                     --------------------------------------------------------------------------
Noninterest expense:
     Salaries and employee benefits                           187,710            204,790           379,886           368,914
     Occupancy                                                 28,026             24,786            56,469            50,496
     Equipment                                                 61,659             41,888           122,086            81,506
     Professional fees                                         29,068             22,982            63,992            52,174
     Advertising                                               12,921             14,943            19,614            27,643
     Other                                                     58,074             55,030           118,317           115,688
                                                     --------------------------------------------------------------------------
              Total noninterest expense                       377,458            364,419           760,364           696,421
                                                     --------------------------------------------------------------------------
              Income before income taxes                       51,386             96,340           100,336           217,936

Income taxes                                                    6,723             30,823            13,784            63,083
                                                     --------------------------------------------------------------------------
              Net income                              $        44,663   $         65,517 $          86,552  $        154,853
                                                     ==========================================================================
Per share data:
     Net income, basic                                $          0.14   $           0.19 $            0.27  $           0.44
                                                     ==========================================================================
     Net income, diluted                              $          0.13   $           0.18 $            0.25  $           0.42
                                                     ==========================================================================

See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other         Total
                                      Common                    Retained      Unearned      Treasury    Comprehensive Stockholders'
                                      Stock       Surplus       Earnings    Compensation     Stock      Income (Loss)     Equity
                                   -------------------------------------------------------------------------------------------------
Balance, December 31, 1999         $   38,500  $  3,457,015  $   3,863,701 $   (308,000)  $         -  $   (279,138)  $   6,772,078
                                                                                                                      -------------
    Comprehensive income:
      Net income                            -             -        154,853            -             -             -         154,853
      Net change in unrealized
        losses on available for
        sale securities                     -             -         -    -            -             -        (9,455)         (9,455)
                                                                                                                        -----------
        Total comprehensive income                                                                                          145,398
                                                                                                                        -----------
    Stock purchased for treasury
      and benefit plans                     -             -              -            -      (387,540)            -        (387,540)
    Earned compensation                     -         2,695              -       42,594             -             -          45,289
    Cash dividends declared
      ($.08 per share)                      -             -        (25,808)           -             -             -         (25,808)
                                   ------------------------------------------------------------------------------------------------

Balance, June 30, 2000             $   38,500  $  3,459,710  $   3,992,746 $   (265,406)  $  (387,540) $   (288,593)  $   6,549,417
                                   ================================================================================================

Balance, December 31, 2000         $   40,425  $  3,665,547  $   3,889,722 $   (422,598)  $  (478,826) $    (49,482)  $   6,644,788
                                                                                                                      -------------
    Comprehensive income:
      Net income                            -             -         86,552            -             -             -          86,552
      Net change in unrealized
        losses on available for
        sale securities                     -             -              -            -             -        13,140          13,140
                                                                                                                      -------------
        Total comprehensive income                                                                                           99,692
                                                                                                                      -------------
    Stock purchased for treasury
      and benefit plans                     -             -              -            -       (20,183)            -         (20,183)
    Earned compensation                     -        12,996              -       46,430             -             -          59,426
    Cash dividends declared
      ($ .09 per share)                     -             -        (33,954)           -             -             -         (33,954)
                                   ------------------------------------------------------------------------------------------------

Balance, June 30, 2001             $   40,425  $  3,678,543  $   3,942,320 $   (376,168)  $  (499,009) $    (36,342)  $   6,749,769
                                   ================================================================================================

See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)                                 2001               2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $          86,552   $         154,853
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Provision for loan losses                                                               7,000               1,000
         Depreciation                                                                           36,264              37,335
         Deferred benefit plan expense                                                          55,411              33,495
         Earnings on bank-owned life insurance                                                 (26,860)             (8,206)
         Deferred income taxes                                                                 (40,216)            (11,324)
         Decrease (increase) in accrued interest receivable                                     74,778             (56,555)
         Increase in accrued interest payable                                                   19,264              55,483
         Other                                                                                  19,044             (88,862)
                                                                                    -----------------------------------------
              Net cash provided by operating activities                                        231,237             117,219
                                                                                    -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Available for sale securities:
         Sales                                                                               3,389,482             271,725
         Maturities                                                                          3,266,747             250,000
         Purchases                                                                          (6,213,278)           (762,384)
     Held to maturity securities:
         Maturities                                                                            289,853             160,313
         Purchases                                                                            (508,750)                  -
     Net (increase) decrease in loans                                                          678,686          (6,232,187)
     Purchase of bank-owned life insurance                                                           -          (1,000,000)
     Purchase of bank premises and equipment                                                  (166,526)           (121,518)
     Redemption (purchase) of Federal Home Loan Bank stock                                      41,500            (338,900)
                                                                                    -----------------------------------------
              Net cash provided by (used in) investing activities                              777,714          (7,772,951)
                                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                1,345,265             224,918
     Net increase (decrease) in advances from borrowers for insurance and taxes                 72,170             139,506
     Advances from Federal Home Loan Bank                                                    9,681,200          15,000,000
     Repayment of Federal Home Loan Bank advances                                          (10,031,397)         (9,248,896)
     Stock purchased for treasury and benefit plans                                            (20,183)           (387,540)
     Payment of dividends                                                                      (28,240)            (30,800)
                                                                                    -----------------------------------------
              Net cash provided by financing activities                                      1,018,815           5,697,188
                                                                                    -----------------------------------------
              Increase (decrease) in cash and cash equivalents                               2,027,766          (1,958,544)

Cash and cash equivalents:
     Beginning                                                                               1,418,562           3,287,791
                                                                                    -----------------------------------------
     Ending                                                                          $       3,446,328   $       1,329,247
                                                                                    =========================================

STEELTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

----------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)                                 2001               2000
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                                    $       1,377,291   $       1,111,121
                                                                                    =========================================

         Income taxes                                                                $          54,000   $          86,407
                                                                                    =========================================

See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1
--------------------------------------------------------------------------------
BASIS OF PRESENTATION

         The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001 or any other period. The condensed financial statements include the accounts of Steelton Bancorp, Inc. (the "Corporation"), its wholly-owned subsidiary, Mechanics Savings Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Baldwin Investment Corporation. The Corporation's business is conducted principally through the Bank. Through its main office located in Steelton and its branch office located in Lower Swatara Township, Pennsylvania, the Bank provides retail banking services, with an emphasis on one-to-four family residential mortgages.


2
--------------------------------------------------------------------------------
NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (as amended by Statement Nos. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities." This statement and its amendments establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and require that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The statement requires that changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Corporation adopted the statement on January 1, 2001 and transferred securities having a carrying value of $ 2,880,464 and fair value of $ 2,849,864 from held to maturity to available for sale.

STEELTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2
--------------------------------------------------------------------------------
NEW ACCOUNTING STANDARDS (CONTINUED)

         In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after March 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the statement did not have a significant impact on the Corporation.

         In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

         Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Bank in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

         Adoption of these statements is not expected to have a material impact on the Corporation's financial condition or results of operations.

STEELTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3
--------------------------------------------------------------------------------
EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended June 30, 2001 and 2000. Shares for 2000 were adjusted for the impact of a 5% stock dividend declared in November of 2000.

                                                            Three Months Ended                  Six Months Ended
                                                                  June 30                            June 30
                                                           2001             2000              2001             2000
                                                    -----------------------------------------------------------------------
         Numerator, net income                       $        44,663   $       65,517   $         86,552  $       154,853
                                                    =======================================================================

         Denominators:
              Average basic shares outstanding               319,473          337,144            319,253          350,861
              Average dilutive option effect                  14,189            4,357             14,522            4,357
              Average restricted stock effect                  2,417           16,170              2,731           13,149
                                                    -----------------------------------------------------------------------
                       Average dilutive shares
                           outstanding                       336,079          357,671            336,506          368,367
                                                    =======================================================================
         Earnings per share:
              Basic                                  $          0.14   $         0.19   $           0.27  $          0.44
                                                    =======================================================================
              Diluted                                $          0.13   $         0.18   $           0.25  $          0.42
                                                    =======================================================================


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

Income Statement Performance

For the quarter and six months ended June 30, 2001, Steelton Bancorp reported net income of $ 44,663 and $ 86,552, respectively, compared with $ 65,517 and $ 154,853 for the same periods in 2000. The decline in net income for the current period is primarily attributable to a 10% decline in net interest income as well as increased levels of noninterest expense for the first six months of 2001.

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

For the six months ended June 30, 2001, interest income increased 6% to $ 2.1 million from $ 2.0 million for the same period of 2000. The increase was primarily driven by loan growth of $808,000 from June 30, 2000 to June 30, 2001. The loan growth was offset by a $ 1 million investment in bank-owned life insurance during the second half of 2000, which reduced earning asset levels and therefore interest income in the first six months of 2001 compared to the same period last year. For the quarter ended June 30, 2001, interest income declined less than 1% compared to the same quarter ended June 30, 2000.

In total, for the quarter and six months ended June 30, 2001 interest expense increased approximately $ 41,000 or 6.5% and $ 193,000 or 16%, respectively, compared to June 30, 2000. The increase was attributable to an approximately 4% increase year to date in average deposits and 19% increase year to date in FHLB borrowings.

As a result of interest expense increasing to a greater extent than interest income, net interest income declined $ 42,579 and $ 76,581, or 11% and 10% for the quarter and six months ended June 30, 2001 respectively in comparison to the same periods in 2000.

The provision for loan losses was $ 4,500 for the second quarter and $ 7,000 for the first six months of 2001, compared to $ 1,000 for the quarter and year to date period in 2000. The increase is attributable to an overall increase in delinquent consumer and residential loans.

Noninterest income excluding securities gains or losses increased $ 23,376 or 19% for the first six months of 2001 and $ 2,545 or 4% for the quarter ended June 30, 2001 in contrast to the same periods in 2000. The increase was attributable to the above-mentioned investment in bank-owned life insurance, which reduced interest income but increased other income.

Noninterest expense increased $ 63,943 or 9% and $ 13,039 or 4% in total from the first six months and second quarter of 2001, respectively, to the same periods of 2000. The most substantial increases occurred in equipment expense due to the addition of a new ATM, the newly expanded drive-through facility of the Steelton Office, and higher processing costs. In addition, other expense increased due to professional fees incurred in the formation of a new subsidiary, Baldwin Investment Corporation. Advertising declined due to fewer promotions in 2001.

Income tax expense for the first six months of 2001 was $13,784, resulting in an effective tax rate of 14% compared with 29% for 2000. Similarly, income tax expense for the second quarter of 2001 of $ 6,723 resulted in an effective tax rate of 13%, compared with 32% for the same quarter of 2000. Due to declining levels of earnings, tax-exempt income on securities and bank-owned life insurance became a larger portion of income before taxes, resulting in the reduced effective tax rates for 2001.

Balance Sheet Analysis

Total assets increased by $ 1.2 million or 2% from December 31, 2000 to June 30, 2001. The increase was primarily attributable to a $ 2.1 million increase in cash and equivalents, which was partially offset by a $ 681,580 decline in loans for the same period. The increase in cash and equivalents was primarily attributable to deposit growth and investments that were called prior to their maturity dates. The decline in loans was due primarily to normal run-off that was not replaced with new growth. The Corporation is not emphasizing loan growth due to a desire to use available funds to reduce high cost borrowings. An increase of available for sale securities and corresponding decline in held to maturity securities of $ 2.9 million is attributable to the Corporation's decision to transfer investments on January 1, 2001, as permitted by the adoption of FAS 133.

Deposits increased approximately $ 1.3 million or 4% from December 31, 2000 until June 30, 2001. Conversely, advances from the FHLB decreased $ 350,197 or 2%. Steelton Bancorp's liquidity ratio as defined by OTS regulations was 34% at June 30, 2001 compared with 27% at December 31, 2000. The Bank has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh, if necessary, to enhance its liquidity position. At June 30, 2001, the Bank could borrow an additional $ 20 million from the FHLB based on qualifying collateral. Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.

Stockholders' equity increased a total of approximately $ 105,000 from December 31, 2000 until June 30, 2001. Net income, the recognition of expense associated with restricted stock and increases in the fair value of available for sale securities all increased equity. Conversely, the Corporation repurchased approximately 1,400 shares of common stock year to date in 2001, which reduced equity by the cost of the repurchased shares of $ 20,000.

During July of 2001, the Corporation communicated its offer to repurchase up to 90,000 shares of outstanding common stock, which represents approximately 25% of total shares, from its shareholders. Under this offer, shareholders may sell part or all of their shares to the Corporation for not less than $ 14.25, but not more than $ 16.25 per share, for a total possible cost to the Corporation of approximately $ 1.5 million. The price will be determined through a procedure commonly called a "Modified Dutch Auction." The offer is set to expire August 16, 2001, unless extended. If the maximum number of shares are repurchased, the Bank and Corporation will continue to exceed all required capital ratios to be considered well capitalized. For additional information, refer to the Schedule TO, and the Offer to Purchase filed as an Exhibit thereto, filed with the SEC on July 19, 2001.

Regulatory capital ratios for the bank were as follows at June 30, 2001 compared with December 31, 2000 and the minimum requirements:

                                     6/30/01   12/31/00     Minimum Requirements
                                  ----------------------------------------------

    Total Risk-based Capital         20.28%     19.03%        8.00%
    Tier 1 Capital                   19.76%     18.54%        N/A
    Leverage Ratio                    9.13%      9.27%        4.00%

Asset Quality

The allowance for loan losses increased to $ 154,000 at June 30, 2001 from approximately $ 150,000 at December 31, 2000. The increase was directly related to the increase in loans delinquent 90 days or more. The level of loans 90 days or more past due and nonaccrual loans increased to approximately 1.7% of loans at June 30, 2001, from .53% at December 31, 2000. Management believes that the allowance for loan losses was adequate at June 30, 2001 to absorb potential losses within the loan portfolio.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         From time to time, the Corporation and its subsidiary may be a party to various legal proceedings incident to its or their business. At June 30, 2001, there were no legal proceedings to which the Corporation or its subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Corporation's annual meeting of stockholders was held on April 18, 2001. Set forth below are the results of the matters voted on at such meeting:


1.        The election as director of the nominees
          listed with terms to expire in 2005
                                                        FOR       WITHHELD
                                                        ----      --------
          Marino Falcone                               278,899        0
                                                       -------------------
          Richard E. Farina                            289,399        0
                                                       -------------------

                                                         FOR      AGAINST   ABSTAIN
                                                         ---      -------   -------
2.        The ratification of the
          Steelton Bancorp, Inc.
          2000 Stock Option Plan.                      215,461     42,956     105
                                                       --------------------------

3.        The ratification of the
          Mechanics Savings Bank
          Restricted Stock Plan.                       198,495     57,801    2,226
                                                       ---------------------------

4.        The ratification of the appointment
          of Beard Miller Company LLP as the
          Corporation's independent auditor for the
          fiscal year ending December 31, 2001.        306,146        0       105
                                                       --------------------------

Item 5.  Other Information
         -----------------

          On July 19, 2001, the Corporation commenced an issuer tender offer to purchase up to 90,000 shares, or 25%, of its outstanding common stock. Information regarding the offer is set forth in the Corporation's Schedule TO filed with the SEC on July 19, 2001 and the Offer to Purchase filed as an exhibit thereto.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a) Exhibits.

          None.

          (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STEELTON BANCORP, INC.


Date:   August 14, 2001                 By:/s/ Harold E. Stremmel
                                           -------------------------------------
                                           Harold E. Stremmel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:   August 14, 2001                 By:/s/ Shannon Aylesworth
                                           -------------------------------------
                                           Shannon Aylesworth
                                           Chief Financial Officer
                                           (Principal Accounting Officer)