Form 10QSB
period 2001-09-30
STEELTON BANCORP INC
filed 2001-11-14
CIK 1081212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                             Identification Number

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

             As  of  November  8,  2001  there  were   301,265   shares  of  the
Registrant's common stock, par value $ 0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

             Transitional small business disclosure format:

                                 Yes    X  No
                             ---       ---

                             STEELTON BANCORP, INC.
                             STEELTON, PENNSYLVANIA

                                 C O N T E N T S
                                 ---------------

                                                                                                               Page
                                                                                                               ----
PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements................................................................................1

              Consolidated Balance Sheets - as of
              September 30, 2001 (unaudited) and December 31, 2000 (audited)......................................1

              Consolidated Statements of Income - for the three months and nine months ended September 30, 2001 and September 30, 2000 (unaudited).............................2

              Consolidated Statements of Stockholders' Equity - for the nine months ended September 30, 2001 and September 30, 2000 (unaudited)..................................3

              Consolidated Statements of Cash Flows - for the nine months ended
              September 30, 2001 and September 30, 2000 (unaudited)...............................................4

              Notes to Consolidated Financial Statements..........................................................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................................10

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................13


Item 2.       Changes in Securities and Use of Proceeds..........................................................13

Item 3.       Defaults Upon Senior Securities....................................................................13

Item 4.       Submission of Matters to a Vote of Security Holders................................................13

Item 5.       Other Information..................................................................................13

Item 6.       Exhibits and Reports on Form 8-K...................................................................13


PART I, ITEM 1, FINANCIAL STATEMENTS

STEELTON BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
                                                                                      September 30,        December 31,
September 30, 2001 and December 31, 2000                                                  2001                 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
              ASSETS

Cash and due from banks                                                            $          507,721   $          278,524
Interest bearing deposits in other banks                                                    2,699,544            1,140,038
                                                                                  ------------------------------------------
              Cash and cash equivalents                                                     3,207,265            1,418,562
Investment securities available for sale                                                   10,642,957           10,007,980
Investment securities held to maturity (fair values 2001 $ 2,739,469;
     2000 $ 5,341,664)                                                                      2,482,785            5,380,735
Loans receivable, net of allowance for loan losses 2001 $ 143,777;
     2000 $ 149,603                                                                        38,542,715           39,769,076
Federal Home Loan Bank stock, at cost                                                         989,200            1,030,700
Bank premises and equipment, net                                                            1,559,854            1,449,585
Accrued interest receivable and other assets                                                1,675,474            1,688,395
                                                                                  ------------------------------------------

              Total assets                                                         $       59,100,250   $       60,745,033
                                                                                  ==========================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                                      $       34,386,503   $       34,133,250
     Advances from Federal Home Loan Bank                                                  18,368,655           19,398,854
     Advances from borrowers for insurance and taxes                                          106,166              305,662
     Accrued interest payable and other liabilities                                           552,016              262,479
                                                                                  ------------------------------------------

              Total liabilities                                                            53,413,340           54,100,245
                                                                                  ------------------------------------------

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; 2,000,000 shares authorized;
         none issued and outstanding                                                                                     -
     Common stock, $ .10 par value; 8,000,000 shares authorized;
         issued 2001- 416,590 shares; 2000 - 404,250 shares                                    41,659               40,425
     Surplus                                                                                3,942,710            3,665,547
     Retained earnings                                                                      3,738,923            3,889,722
     Unearned stock compensation                                                             (369,091)            (422,598)
     Treasury stock, at cost, 2001 115,325 shares; 2000 39,427 shares                      (1,777,154)            (478,826)
     Accumulated other comprehensive income (loss)                                            109,863              (49,482)
                                                                                  ------------------------------------------

              Total stockholders' equity                                                    5,686,910            6,644,788
                                                                                  ------------------------------------------

              Total liabilities and stockholders' equity                           $       59,100,250   $       60,745,033
                                                                                  ==========================================

See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------------------------------
For the Three and Nine Months Ended September 30,             Three Months Ended                  Nine Months Ended
2001 and 2000 (Unaudited)                                       September 30,                       September 30,
                                                            2001             2000              2001               2000
-------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
     Loans                                            $       757,609   $        803,645 $       2,307,458  $      2,209,995
     Securities:
         Taxable                                              193,263            231,079           638,817           702,269
         Tax exempt                                            21,945             24,618            65,823            68,522
         Dividends on FHLB stock                               16,830             18,783            51,097            69,050
     Other                                                     17,180             15,761            58,642            42,750
                                                     --------------------------------------------------------------------------

              Total interest and dividend income            1,006,827          1,093,886         3,121,837         3,092,586
                                                     --------------------------------------------------------------------------

Interest expense:
     Deposits                                                 356,642            404,728         1,141,548         1,141,251
     Advances from Federal Home Loan Bank                     281,865            299,213           893,514           766,346
                                                     --------------------------------------------------------------------------

              Total interest expense                          638,507            703,941         2,035,062         1,907,597
                                                     --------------------------------------------------------------------------

              Net interest income                             368,320            389,945         1,086,775         1,184,989

Provision for loan losses                                       6,500              3,000            13,500             4,000
                                                     --------------------------------------------------------------------------

              Net interest income after provision
                  for loan losses                             361,820            386,945         1,073,275         1,180,989
                                                     --------------------------------------------------------------------------

Noninterest income:
     Fees and service charges                                  41,395             36,333           124,595           120,898
     Income from bank-owned life insurance                     14,177             12,309            41,037            20,515
     Other                                                     17,191             17,762            50,534            45,018
     Gain/(loss) on sale of investments                        (1,235)                 -             4,607               286
                                                     --------------------------------------------------------------------------

              Total noninterest income                         71,528             66,404           220,773           186,717
                                                     --------------------------------------------------------------------------

Noninterest expense:
     Salaries and employee benefits                           189,922            203,257           569,808           572,171
     Occupancy                                                 28,443             25,529            84,912            76,025
     Equipment                                                 58,699             40,749           180,785           122,255
     Professional fees                                         18,497             24,822            82,489            76,996
     Advertising                                                5,753             15,424            25,367            43,067
     Other                                                     60,010             72,111           178,327           187,799
                                                     --------------------------------------------------------------------------

              Total noninterest expense                       361,324            381,892         1,121,688         1,078,313
                                                     --------------------------------------------------------------------------

              Income before income taxes                       72,024             71,457           172,360           289,393

Income taxes                                                   13,513             20,878            27,297            83,961
                                                     --------------------------------------------------------------------------

              Net income                              $        58,511   $         50,579 $         145,063  $        205,432
                                                     ==========================================================================
Per share data:
     Net income, basic                                $      0.19       $          0.14  $            0.45  $          0.55
                                                     ==========================================================================

     Net income, diluted                              $      0.18       $          0.14  $            0.42  $          0.54
                                                     ==========================================================================

See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other         Total
                                      Common                    Retained      Unearned      Treasury    Comprehensive Stockholders'
                                      Stock       Surplus       Earnings    Compensation     Stock      Income (Loss)     Equity
                                   -------------------------------------------------------------------------------------------------

Balance, December 31, 1999         $   38,500  $  3,457,015  $   3,863,701 $   (308,000)  $         -  $   (279,138)  $   6,772,078
                                                                                                                      --------------
    Comprehensive income:
      Net income                                                   205,432                                                  205,432
      Net change in unrealized
        losses on available
        for sale securities                                                                                  52,382          52,382
                                                                                                                        ------------
        Total comprehensive income                                                                                        7,034,892
                                                                                                                        ------------
    Stock purchased for treasury
      and benefit plans                               2,695                    (140,545)     (314,167)                     (452,017)
    Earned compensation                                                          18,870                                      18,870
    Cash dividends declared
      ($.08 per share)                                             (25,810)                                                 (25,810)
                                   -------------------------------------------------------------------------------------------------

Balance, September 30, 2000        $   38,500  $  3,459,710  $   4,043,323 $   (429,675)  $  (314,167) $   (226,756)  $   6,570,935
                                   =================================================================================================

Balance, December 31, 2000         $   40,425  $  3,665,547  $   3,889,722 $   (422,598)  $  (478,826) $    (49,482)  $   6,644,788
                                                                                                                      --------------
    Comprehensive income:
      Net income                                                   145,063                                                  145,063
      Net change in unrealized
        losses on available
        for sale securities                                                                                 159,345         159,345
                                                                                                                      --------------
        Total comprehensive income                                                                                          304,408
                                                                                                                      --------------
    Stock purchased for treasury
      benefit plans                                                                        (1,298,328)                   (1,298,328)
    Earned compensation                              12,996                      53,507                                      66,503
    Cash dividends declared
      ($ .09 per share)                                            (30,461)                                                 (30,461)
    Stock dividend declared             1,234       264,167       (265,401)                                                       -
                                   -------------------------------------------------------------------------------------------------

Balance, September 30, 2001        $   41,659  $  3,942,710  $   3,738,923 $   (369,091)  $(1,777,154) $    109,863   $   5,686,910
                                   =================================================================================================

See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)                           2001               2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $         145,063   $         205,432
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Provision for loan losses                                                              13,500               4,000
         Depreciation                                                                           56,593              56,308
         Deferred benefit plan expense                                                          85,055              67,082
         Earnings on bank-owned life insurance                                                 (41,037)            (20,515)
         Deferred income taxes                                                                 (37,953)            (64,255)
         Decrease (increase) in accrued interest receivable                                     71,656            (121,803)
         Increase in accrued interest payable                                                  223,158             224,710
         Other                                                                                  54,982              96,547
                                                                                    -----------------------------------------
              Net cash provided by operating activities                                        571,017             447,506
                                                                                    -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Available for sale securities:
         Sales                                                                               4,922,329             527,507
         Maturities                                                                          4,454,874             515,383
         Purchases                                                                          (6,925,132)           (780,624)
     Held to maturity securities:
         Maturities                                                                            521,236             252,590
         Purchases                                                                            (508,750)                  -
     Net (increase) decrease in loans                                                        1,212,861          (7,609,101)
     Purchase of bank-owned life insurance                                                           -          (1,000,000)
     Purchase of bank premises and equipment                                                  (166,862)           (126,128)
     Redemption (purchase) of Federal Home Loan Bank stock                                      41,500            (338,900)
                                                                                    -----------------------------------------
              Net cash provided by (used in) investing activities                            3,552,056          (8,559,273)
                                                                                    -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                  253,253           1,007,593
     Net increase (decrease) in advances from borrowers for insurance and taxes               (199,496)           (103,503)
     Advances from Federal Home Loan Bank                                                   10,181,200          16,000,000
     Repayment of Federal Home Loan Bank advances                                          (11,211,399)        (10,265,577)
     Stock purchased for treasury and benefit plans                                         (1,298,328)           (485,512)
     Payment of dividends                                                                      (59,600)            (56,610)
                                                                                    -----------------------------------------
              Net cash provided by (used in) financing activities                           (2,334,370)          6,096,391
                                                                                    -----------------------------------------
              Increase (decrease) in cash and cash equivalents                               1,788,703          (2,015,376)

Cash and cash equivalents:
     Beginning                                                                               1,418,562           3,287,791
                                                                                    -----------------------------------------
     Ending                                                                          $       3,207,265   $       1,272,415
                                                                                    =========================================

                                       4

STEELTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

----------------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)                           2001               2000
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                                    $       1,811,904   $       1,634,382
                                                                                    =========================================

         Income taxes                                                                $          65,250   $         148,216
                                                                                    =========================================


See Notes to Consolidated Financial Statements.

STEELTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1
--------------------------------------------------------------------------------
BASIS OF PRESENTATION

         The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001 or any other period. The condensed financial statements include the accounts of Steelton Bancorp, Inc. (the "Corporation"), its wholly-owned subsidiary, Mechanics Savings Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Baldwin Investment Corporation. The Corporation's business is conducted principally through the Bank. Through its main office located in Steelton and its branch office located in Lower Swatara Township, Pennsylvania, the Bank provides retail banking services, with an emphasis on one-to-four family residential mortgages.


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

         In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Bank on January 1, 2003 but is not expected to have a significant impact on the financial condition or results of operations.

         In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

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

STEELTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2
--------------------------------------------------------------------------------
NEW ACCOUNTING STANDARDS (CONTINUED)

         In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement will be effective for the Bank on January 1, 2002 but are not expected to have a significant impact on the financial condition or results of operations.

         Adoption of these statements is not expected to have a material impact on the Corporation's financial condition or results of operations.


3
--------------------------------------------------------------------------------
EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended September 30, 2001 and 2000. Shares were adjusted for the impact of stock dividends declared in 2000 and 2001.

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30                       September 30
                                                           2001             2000              2001             2000
                                                    -----------------------------------------------------------------------

         Numerator, net income                       $        58,511   $       50,579   $        145,063  $       205,432
                                                    =======================================================================
         Denominators:
              Average basic shares outstanding               302,943          352,914            324,308          370,417
              Average dilutive option effect                  18,334            9,479             17,456            7,222
              Average restricted stock effect                  3,799            4,574              3,376            4,575
                                                    -----------------------------------------------------------------------
                       Average dilutive shares
                           outstanding                       325,076          366,967            345,140          382,214
                                                    =======================================================================
         Earnings per share:
              Basic                                  $          0.19   $         0.14   $           0.45  $          0.55
                                                    =======================================================================

              Diluted                                $          0.18   $         0.14   $           0.42  $          0.54
                                                    =======================================================================

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


Income Statement Performance

For the quarter and nine months ended September 30, 2001, Steelton Bancorp reported net income of $58,511 and $145,063, respectively, compared with $50,579 and $205,432 for the same periods in 2000. The decline in year to date income is primarily attributable to an 8.3% decline in net interest income related to higher average levels of high rate FHLB borrowings, for the 2001 period.

The primary source of revenue for the corporation is net interest income, which represents the difference between interest income recognized on interest-earning assets such as loans and investments, and interest expense paid on interest-bearing liabilities such as deposits and FHLB borrowings. Levels of net interest income are heavily dependent on the volume of interest-earning assets and interest-bearing liabilities as well as the interest rate environment and competitive conditions.

For the nine months ended September 30, 2001, interest income increased by less than 1% with total interest income being approximately $3.1 million for both nine month ending periods. The marginal increase was primarily the result of an increase in interest income on loans of approximately $97,400, offset by a combined decrease in interest on securities and FHLB stock of approximately $84,100. The increase in interest on loans was the result of loan growth occurring in 2000. The decline in interest income on securities and FHLB stock holdings was due to lower rates and reduced investment balances as maturing investments have been used to pay down FHLB borrowings.

For the quarter ended September 30, 2001, interest income declined by approximately $87,000, or 7.9% compared to the same quarter ended September 30, 2000. This decline was the result of a decrease in interest on loans and securities of approximately $46,000 and $40,400, respectively, due to declining interest rates and lower levels of earning assets. In addition to lower investment balances noted above, loans have declined during 2001 as new growth has been minimal.

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Income Statement Performance (Continued)

Interest expense for the nine months ended September 30, 2001 increased approximately $127,000 or 6.7% compared to the same period in 2000. This increase in interest expense was related to significant FHLB advances during the latter part of 2000 to fund loan growth and leveraged investment purchases.

Conversely, interest expense for the quarter ended September 30, 2001 was $65,000, or 9.3%, less than the same quarter in 2000. This decrease from quarter to quarter was attributable to a decline in interest expense on deposits and FHLB advances of $48,000 and $17,300, respectively. The decrease in interest expense on deposits is a result of the bank lowering its rates paid on passbook and statement savings accounts, reflective of the current rate environment. The decline in FHLB interest expense is attributable to declines in overall borrowings resulting from repayments during 2001.

As a result of the factors mentioned above, net interest income declined approximately $21,600 and $98,200 or 5.5% and 8.3% for the quarter and nine months ended September 30, 2001, respectively, in comparison to the same periods in 2000.

The provision for loan losses was $6,500 for the third quarter and $13,500 for the first nine months of 2001, compared to $3,000 and $4,000 for the corresponding periods in 2000. The increase is attributable to an overall increase in delinquent consumer and residential loans and higher charge-offs.

Noninterest income excluding securities gains or losses increased approximately $29,700 or 16% for the first nine months of 2001 and $6,359 or 9.6% for the quarter ended September 30, 2001 in contrast to the same period in 2000. The increase was primarily attributable to income earned from bank-owned life insurance purchased in the second quarter of 2000.

Noninterest expense increased approximately $43,300 or 4% for the first nine months of 2001 in comparison to the same period in 2000. The most substantial increases occurred in occupancy and equipment expense due to the addition of a new ATM, a newly expanded drive-through facility at the Steelton location and other branch improvements. Advertising expense decreased due to fewer promotions.

Noninterest expense for the quarter ended September 30, 2001 compared to the same quarter in 2000 decreased by approximately $20,500, or 5.4%. The quarter to quarter reduction is the net effect of the increase in equipment costs noted above, offset by reductions in advertising, professional fees, salaries and benefits, and other noninterest costs. All these noted reductions were part of the corporation's ongoing effort to reduce noninterest expense.

Income tax expense for the first nine months of 2001 was $27,297 resulting in an effective tax rate of 15.8% compared with 29% for 2000. Similarly, income tax expense for the third quarter of 2001 of $13,513 resulted in an effective tax rate of 18.7%, compared to 29.2% for the same quarter of 2000. Due to declining levels of earnings, tax-exempt income on securities and bank-owned life insurance became a larger portion of income before taxes, resulting in the reduced effective tax rates for 2001.

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Balance Sheet Analysis

Total assets decreased by approximately $1.6 million or 2.7% from December 31, 2000 to September 30, 2001. The reduction in assets is primarily attributable to a $1.2 million decrease in the loan portfolio due to normal run-off that has not been replaced with new growth. The Corporation is currently not emphasizing loan growth due to a desire to use available funds to reduce high cost borrowings. Consistent with this policy, the Corporation utilized funds from called and sold securities to pay-down FHLB advances. Accordingly, FHLB borrowings decreased by approximately $1.0 million, or 5.3%.

The Bank has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh, if necessary, to enhance its liquidity position. At September 30, 2001, the Bank could borrow an additional $21.9 million from the FHLB based on qualifying collateral. Management believes that liquidity is adequate to meet the borrowing and deposit needs of its customers.

Stockholder's equity decreased approximately $1.0 million, or 14.4%, from December 31, 2000 until September 30, 2001. Net income, the recognition of expense associated with restricted stock and increases in the market values of available for sale securities all increased equity. Conversely, the Bank repurchased approximately 76,000 shares of its outstanding common stock in 2001, which reduced equity by the cost of approximately $1.3 million.

Most of the shares were repurchased in the third quarter through an offer communicated to shareholders, with the purchase price determined through a procedure commonly called a "Modified Dutch Auction." The offer expired August 16, 2001. The Board of Directors has authorized an additional repurchase of 15,000 shares based on market conditions and funds availability.

Regulatory capital ratios for the bank were as follows at September 30, 2001 compared with December 31, 2000 and the minimum requirements:


                               09/30/01       12/31/00  Minimum Requirements
                               --------       --------  --------------------

Total Risk-based Capital        17.89%         19.03%            8.00%
Tier 1 Capital                  17.38%         18.54%             N/A
Leverage Ratio                   8.44%          9.27%            4.00%

Asset Quality

The allowance for loan losses decreased marginally to $143,700 at September 30, 2001 from approximately $150,000 at December 31, 2000. The decrease was directly related to the charge-off of several small consumer loan balances. The level of loans 90 days or more past due and nonaccrual loans increased to approximately 1.79% of loans at September 30, 2001, from .53% at December 31, 2000; most of the delinquent and nonaccrual loans are secured by residential real estate. Management believes that the allowance for loan losses was adequate at September 30, 2001 to absorb losses within the loan portfolio.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         From time to time, the Corporation and its subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 2001, there were no legal proceedings to which the Corporation or its subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits.

         None.

         (b)  Reports on Form 8-K

         On September 20, 2001, the Registrant filed a Current Report on Form 8-K to announce a plan to repurchase approximately 5%, or up to 15,000 shares, of the Registrant's outstanding common stock in the open market, subject to the availability of stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STEELTON BANCORP, INC.


Date: November 13, 2001                By:/s/ Harold E. Stremmel
                                          --------------------------------------
                                          Harold E. Stremmel
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: November 13, 2001                By:/s/ Shannon Aylesworth
                                          --------------------------------------
                                          Shannon Aylesworth
                                          Chief Finanical Officer
                                          (Principal Accounting Officer)