Form 10KSB40
period 2001-12-31
STEELTON BANCORP INC
filed 2002-03-27
CIK 1081212

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                     - OR -

| |  Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 For the transition period from         to
                                                         -------    -------
Commission file number:   0-26499
                          -------

                             Steelton Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Pennsylvania                                    25-1830745
    ---------------------------------------------            -------------------
     (State or Other Jurisdiction of                          (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)

    51 South Front Street, Steelton, Pennsylvania                  17113
    ---------------------------------------------                  -----
   (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:              (717) 939-1966
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                                 --------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 2001 were $4,377,722.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price of such stock as of March 19, 2002, was approximately $3.2 million.

         As of March 19, 2002, the registrant had 300,290 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2001. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2001. (Part III)

                                     PART I

Forward-Looking Statements

         Steelton Bancorp, Inc. (the "Corporation" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Annual Report on Form 10- KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Corporation's control). The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Corporation conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve system, inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

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

Lending Activities

         The following table sets forth information concerning the composition of the Bank's loan portfolio by loan category at the dates indicated.

                                                                           At December 31,
                                                      -------------------------------------------------------
                                                                2001                           2000
                                                      --------------------------     ------------------------
                                                         $                  %           $                 %
                                                      -------            -------     -------           ------
                                                                        (Dollars in thousands)
Type of Loans:
Real estate:
  1-4 family..................................        $35,827             95.6%     $38,597              95.9%
  Non-residential.............................            631              1.7        1,024               2.5
Consumer loans................................            935              2.5          566               1.4
Commercial (business) loans...................             69              0.2           73               0.2
                                                      -------            -----      -------             -----
Total loans...................................         37,462            100.0%      40,260             100.0%
                                                      -------            =====      -------             =====
Less:
  Loans in process............................            205                            50
  Deferred loan origination fees, net.........            243                           291
  Allowance for loan losses...................            148                           150
                                                      -------                       -------
Total loans, net..............................        $36,866                       $39,769
                                                      =======                       =======

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

         Consumer Loans. As of December 31, 2001, consumer loans amounted to 2.5% of the Bank's total loan portfolio and consisted primarily of personal loans (secured and unsecured), savings secured loans (share loans), auto loans, and credit card loans. Consumer loans are originated in the Bank's market area and have maturities of up to 15 years. On share loans, the Bank will lend up to 90% of the account balance.

         Consumer loans generally have shorter terms and higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between average loan yield and cost of funds and at the same time improve the matching of the rate sensitive assets and liabilities.

         Consumer   loans  entail   greater  risks  than  one-  to   four-family
residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured.

         Commercial Real Estate and Other Loans. The Bank originates a limited number of commercial real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and space occupied by local fraternal, church or service organizations. The Bank requires no less than 25% downpayment or equity for commercial real estate mortgage loans. The average loan size is approximately $150,000. Typically these loans are made with adjustable rates of interest with terms of up to 20 years. Essentially all originated commercial real estate loans are within the Bank's market area and all are within Pennsylvania. The Bank's largest commercial real estate loan had a balance of $381,139 on December 31, 2001 and was secured by commercial real estate located in the Bank's market area.

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

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of December 31, 2001, the Bank's largest aggregation of loans to one borrower was $381,139 consisting of an apartment building in the Bank's lending area, which was within the Bank's legal lending limit to one borrower at that date. At December 31, 2001, this loan was current.

         Non-performing and Problem Assets. Non-performing assets include nonaccrual loans, loans greater than 90 days past due, foreclosed real estate, and troubled debt restructurings. As of the end of the last three fiscal years, the Bank's nonperforming assets were limited to nonaccrual loans as presented in the following table.

                                                               At December 31,
                                                   --------------------------------------
                                                   2001              2000            1999
                                                   ----              ----            ----
                                                     (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  1-4 family residential real estate............   $108              $ 98            $380
  Non-residential...............................     58                60              61
Non-mortgage loans:
  Home equity and second mortgages..............    427                37              71
  Other consumer................................     42                41              15
                                                   ----              ----            ----
Total...........................................   $635              $236            $527
                                                   ====              ====            ====
Total non-performing loans to net loans.........   1.72%             0.59%           1.65%
                                                   ====              ====            ====
Total non-performing assets to total assets.....   1.11%             0.39%           0.98%
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

         During the year ended December 31, 2001, approximately $28,956 of interest would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire period. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during 2001 was insignificant.

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

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At December 31, 2001, internally classified assets were $595,887, all rated as substandard.

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

         A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by- case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

         Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                             At or for the year ended
                                                   December 31,
                                             ------------------------
                                                2001         2000
                                                ----         ----
                                             (Dollars in thousands)

Total loans outstanding (net) ............   $ 36,866     $ 39,769
                                             ========     ========
Average loans outstanding ................     37,056       37,034
                                             ========     ========
Allowance balance (at beginning of period)   $    150     $    168
Provision for loan losses ................         24            7
Charge-offs (consumer), net ..............        (26)         (25)
                                             --------     --------
Allowance balance (at end of period) .....   $    148     $    150
                                             ========     ========
Allowance for loan losses as a percent
  of total loans outstanding .............       0.40%        0.38%
Loans charged off as a percent
  of average loans outstanding ...........       0.07%         .07%

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

                                                                            At December 31,
                                          --------------------------------------------------------------------------------------
                                                             2001                                         2000
                                          ----------------------------------------     -----------------------------------------
                                                Allowance              Percent of          Allowance                 Percent of
                                          -----------------------       Loans to       -----------------------        Loans to
                                          Amount       % of Total      Total Loans     Amount       % of Total       Total Loans
                                          ------       ----------      -----------     ------       ----------       -----------
                                                                       (Dollars in thousands)
At end of period allocated to:
1-4 family.........................        $ 66              45%              95%       $ 96             64%              96%
Non-residential real estate........           1               1                2           1              1                2
Consumer...........................          73              49                2          45             30                1
Commercial (business)..............           8               5                1           8              5                1
                                           ----            ----             ----        ----            ---              ---
Total allowance....................        $148             100%             100%       $150            100%             100%
                                           ====            ====             ====        ====            ===              ===

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

         Composition of Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                                              At December 31,
                                                                        -------------------------
                                                                          2001              2000
                                                                          ----              ----
                                                                         (In thousands)
Securities Held to Maturity (at amortized cost):
 Certificates of Deposit......................................         $   100           $   100
 U.S. Government and Federal Agencies.........................               -               620
 Mortgage-backed Securities...................................             965             3,364
 Obligations of State and Local Governments...................           1,297             1,297
                                                                       -------           -------
   Total Securities Held to Maturity..........................           2,362             5,381
                                                                       -------           -------

Securities Available for Sale (at fair value):
 U.S. Government and Federal Agencies.........................             414             4,842
 Mortgage-backed Securities...................................           9,168             4,362
 Corporate obligations........................................             350                 -
 Obligations of State and Local Governments...................             427               804
                                                                       -------           -------
   Total Securities Available for Sale........................          10,359            10,008
                                                                       -------           -------
 Total Investment Securities..................................         $12,721           $15,389
                                                                       =======           =======

         Mortgage-backed Securities. These securities, which comprise 50% of the year-end investment portfolio, are participation certificates that are secured by interests in pools of mortgages. At December 31, 2001, the Bank held mortgage-backed securities totaling $10.1 million that were issued and guaranteed by federal agencies. All of the Bank's investments in mortgage-backed securities are secured by single-family mortgages.

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at December 31, 2001.

                                                                                                                    Total Investment
                                                                                                                    ----------------
                           Less than One Year   One to Five Years      Five to Ten Years      More than Ten Years      Securities
                           ------------------   -----------------      -----------------      -------------------   ----------------

                           Carrying  Average   Carrying     Average    Carrying   Average     Carrying   Average   Carrying  Average
                            Value     Yield     Value        Yield      Value      Yield        Value     Yield     Value     Yield
                            -----     -----     -----        -----      -----      -----        -----     -----     -----     -----
                                                                       (Dollars in thousands)
Certificates of Deposit...    $  -        -%     $100          5.2%      $  -         -%      $     -         -%  $   100      5.2%
U.S. Government and
  Federal Agencies........       -        -         -            -          -         -           414       7.0       414      7.0
Mortgage-backed
  securities..............       -        -         -            -          -         -        10,133       5.9    10,133      5.9
Corporate obligations.....       -        -         -            -          -         -           350       8.7       350      8.7
Obligations of State and
  local governments.......     135      4.0       252          4.8        740       5.9           597       7.9     1,724      6.4
                              ----      ---      ----          ---      -----       ---       -------       ---   -------      ---
  Total...................    $135      4.0%     $487          5.5%     $ 740       5.9%      $11,494       7.3%  $12,721      6.1%
                              ====      ===      ====          ===      =====       ===       =======       ===   =======      ===

Source of Funds

         Deposits. The Bank's current deposit products include certificates of deposit accounts ranging in terms from 90 days to ten years as well as individual retirement accounts, checking, savings, NOW, money market and club accounts.

         Interest rates on deposits are set weekly by senior management, based upon a number of factors, including: (1) the Bank's need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) the Bank's current cost of funds and its yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the FHLB of Pittsburgh. Information regarding the average amount of and the average rate paid on various types of deposits for the two years ended December 31, 2001 is presented in the Corporation's 2001 Annual Report to Stockholders, filed as
Exhibit 13 to this Annual Report on Form 10-KSB.

         Because of the large percentage of certificates of deposit in the deposit portfolio (66% at December 31, 2001), the Bank's liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with the Bank after they mature and the Bank believes that this will continue. However, the need to retain these time deposits could result in an increase in the Bank's cost of funds.

                  The   following   table   shows  the   amount  of  the  Bank's
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.


                                                     Certificates
Maturity Period                                      of Deposits
---------------                                      -----------
                                                    (In thousands)
Three months or less........................        $   622,901
Over three through six months...............            471,803
Over six through twelve months..............            350,000
Over twelve months..........................          2,130,900
                                                     ----------
                                                     $3,575,604
                                                     ==========

         Borrowings. The Bank, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. Advances maturing within one year at December 31, 2001 totaled approximately $2.0 million. See Note 6 of the Notes to the Consolidated Financial Statements.

Personnel

         As of December 31, 2001, the Bank had fifteen full-time equivalent employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Legislation

         The Gramm-Leach-Bliley Act (the "Act") permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity. As a grandfathered unitary thrift holding company, the Corporation will retain its authority to engage in nonfinancial activities.

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

         The following table presents the Bank's compliance with its regulatory capital requirements:


                                                        At December 31, 2001
                                                   -----------------------------
                                                                 Percentage of
                                                   Amount      Applicable Assets
                                                   ------      -----------------
                                                       (Dollars in Thousands)

Tangible capital...........................        $4,993             8.84%
Tangible capital requirement..............            847             1.50%
                                                   ------            -----
Excess....................................         $4,146             7.34%
                                                   ======            =====

Core capital...............................        $4,993             8.84
Core capital requirements................           2,260             4.00%
                                                   ------            -----
Excess...................................          $2,733             4.84%
                                                   ======            =====

Total risk-based capital ..................        $5,140            18.98%
Total risk-based capital requirement ....           2,166             8.00%
                                                   ------            -----
Excess...................................          $2,974            10.98%
                                                   ======            =====


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

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statute, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of December 31, 2001, the Bank was in compliance with its QTL requirement with 82% of its assets invested in QTIs.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a) The Corporation owns its main office and branch office located in Dauphin County, Pennsylvania. The main office is located in Steelton, Pennsylvania and the branch office is located in Lower Swatara Township. The Corporation's total investment in office property and equipment was $2.3 million with a net book value of $1.5 million at December 31, 2001.

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
------------------------------------------------------------------

         The information contained under the section captioned "Stock Price Information" of the Corporation's Annual Report to stockholders for the fiscal year ended December 31, 2001 (the "Annual Report") is incorporated herein by reference.

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

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
--------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the Corporation's definitive proxy statement for the 2002 Annual Meeting of Stockholders (the"Proxy Statement") is incorporated herein by reference.

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

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The following  financial  statements and the  independent  auditor's
report  included  in  the   Registrant's   Annual  Report  to  Stockholders  are
incorporated herein by reference.

         Independent Auditor's Report

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Income for the Years Ended December 31, 2001 and 2000

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001 and 2000

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000

         Notes to Consolidated Financial Statements

         2. The following exhibits are included in this Report or incorporated herein by reference:

             3(i)    Articles of Incorporation of Steelton Bancorp, Inc.*
             3(ii)   Bylaws of Steelton Bancorp, Inc.*
             4       Specimen Stock Certificate*
            10.1     Employment Agreement with Harold E. Stremmel*
            10.2     Steelton Bancorp, Inc. 1999 Stock Option Plan**
            10.3     Mechanics Savings Bank Restricted Stock Plan**
            13       2001 Annual Report to Stockholders
            21       Subsidiaries of Registrant (see "Item 1 - Business")
            23.1     Consent of Beard Miller Company LLP

----------------------------
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-74279) filed with the SEC on March 11, 1999.
** Incorporated by reference to the Proxy Statement for the Special Meeting on February 3, 2000 filed with SEC on January 3, 2000.

(b)      Current Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2002.

                                     STEELTON BANCORP, INC.



                                     By:   /s/Harold E. Stremmel
                                           -------------------------------------
                                           Harold E. Stremmel
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 2002.


/s/Harold E. Stremmel                                         /s/James S. Nelson
-------------------------------------                         --------------------------------------------
Harold E. Stremmel                                            James S. Nelson
President and Chief Executive Officer                         Executive Vice President and Director
(Principal Executive Officer)




/s/Marino Falcone                                             /s/Joseph A. Wiedeman
-------------------------------------                         --------------------------------------------
Marino Falcone                                                Joseph A. Wiedeman
Chairman of the Board                                         Treasurer and Director



/s/James F. Stone                                             /s/Victor J. Segina
-------------------------------------                         --------------------------------------------
James F. Stone                                                Victor J. Segina
Director                                                      Secretary and Director




/s/Richard E. Farina                                          /s/Shannon Aylesworth
-------------------------------------                         --------------------------------------------
Richard E. Farina                                             Shannon Aylesworth
Director                                                      Chief Financial Officer
                                                              (Principal Financial and Accounting Officer)
