Form 10QSB
period 2002-03-31
STEELTON BANCORP INC
filed 2002-05-14
CIK 1081212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                     ---------------------------------------

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 000-26499


                             STEELTON BANCORP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Pennsylvania                                          25-1830745
-------------------------------                          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


51 South Front Street, Steelton, Pennsylvania                          17113
---------------------------------------------                        ---------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (717) 939-1966
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

     As of May 7, 2002 there were 300,290 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

                 Transitional small business disclosure format:

                                    Yes     No  X
                               ---             ---

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                             STEELTON, PENNSYLVANIA


                                 C O N T E N T S


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3

         Consolidated Balance Sheets - as of
         March 31, 2002 (unaudited) and December 31, 2001 (audited)............3

         Consolidated Statements of Income - for the three months ended
         March 31, 2002 and March 31, 2001 (unaudited).........................4

         Consolidated Statements of Stockholders' Equity - for the three months ended March 31, 2002 and March 31, 2001 (unaudited)............5

         Consolidated Statements of Cash Flows - for the three months ended
         March 31, 2002 and March 31, 2001 (unaudited).........................6

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................11

Item 2.  Changes in Securities and Use of Proceeds............................11

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................12

PART I, ITEM 1, FINANCIAL STATEMENTS
STEELTON BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                      March 31,     December 31,
                                                                                        2002            2001
                                                                                    ------------    ------------
                                                                                    (Unaudited)
ASSETS

     Cash and due from banks                                                        $   616,400     $   580,181
     Interest bearing deposits with other banks                                       2,138,705       2,617,767
                                                                                    -----------     -----------
         Cash and Cash Equivalents                                                    2,755,105       3,197,948

     Investment securities available for sale                                        10,939,315      10,359,100
     Investment securities held to maturity (fair values 2002 $2,265,629;
         2001 $2,387,828)                                                             2,254,067       2,362,443
     Loans receivable, net of allowance for loan losses 2002 $154,417;
         2001 $147,697                                                               35,422,777      36,865,998
     Federal Home Loan Bank stock, at cost                                              857,800         989,200
     Bank premises and equipment, net                                                 1,555,031       1,539,967
     Accrued interest receivable and other assets                                     2,032,886       1,709,938
                                                                                    -----------     -----------
         Total Assets                                                               $55,816,981     $57,024,594
                                                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Deposits                                                                       $33,379,662     $33,555,174
     Advances from Federal Home Loan Bank                                            15,998,538      17,185,303
     Advances from borrowers for insurance and taxes                                    220,619         277,084
     Accrued interest payable and other liabilities                                     554,884         335,871
                                                                                    -----------     -----------
         Total Liabilities                                                           50,153,703      51,353,432
                                                                                    -----------     -----------

STOCKHOLDERS' EQUITY

     Preferred stock, no par value; 2,000,000 shares authorized;                              -               -
         none issued and outstanding
     Common stock, $.10 par value; 8,000,000 shares authorized;
         issued 416,515 shares                                                           41,652          41,652
     Surplus                                                                          3,942,963       3,942,710
     Retained earnings                                                                3,788,630       3,759,801
     Unearned compensation                                                             (354,939)       (362,015)
     Treasury stock, at cost, 2002 116,225 shares; 2001 115,325 shares               (1,794,254)     (1,777,154)
     Accumulated other comprehensive income                                              39,226          66,168
                                                                                    -----------     -----------
         Total Stockholders' Equity                                                   5,663,278       5,671,162
                                                                                    -----------     -----------
         Total Liabilities and Stockholders' Equity                                 $55,816,981     $57,024,594
                                                                                    ===========     ===========

See notes to consolidated financial statements.

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME


                                                                             Three Months Ended March 31,
                                                                            -----------------------------
                                                                                2002               2001
                                                                            -----------        ----------
                                                                                       (Unaudited)
INTEREST AND DIVIDEND INCOME


   Loans                                                                      $   694,658     $   790,327
   Securities:
      Taxable                                                                     135,578         236,897
      Tax exempt                                                                   23,682          21,964
   Dividends on FHLB stock                                                          9,794          17,620
   Other                                                                           16,909          22,087
                                                                             ------------    ------------
       Total Interest Income and Dividend Income                                  880,621       1,088,895
                                                                             ------------    ------------
INTEREST EXPENSE
   Deposits                                                                       286,537         400,367
   Advances from Federal Home Loan Bank                                           242,534         317,527
                                                                             ------------    ------------
       Total Interest Expense                                                     529,071         717,894
                                                                             ------------    ------------
       Net Interest Income                                                        351,550         371,001

PROVISION FOR LOAN LOSSES                                                          10,500           2,500
                                                                             ------------    ------------
       Net Interest Income after Provision for Loan Losses                        341,050         368,501
                                                                             ------------    ------------
NONINTEREST INCOME
   Fees and service charges                                                        40,071          37,620
   Gain (loss) on sales of securities available for sale                                -          (5,777)
   Earnings on bank owned life insurance                                           14,520          13,430
   Other                                                                           17,440          18,082
                                                                             ------------    ------------
       Total Noninterest Income                                                    72,031          63,355
                                                                             ------------    ------------
NONINTEREST EXPENSES
   Salaries and employee benefits                                                 199,923         192,176
   Occupancy                                                                       29,536          28,443
   Equipment                                                                       57,443          60,427
   Professional fees                                                               38,900          34,924
   Advertising                                                                      5,526           6,694
   Date processing                                                                 36,590          41,324
   Other                                                                           18,722          18,918
                                                                             ------------    ------------
       Total Noninterest Expenses                                                 386,640         382,906
                                                                             ------------    ------------
       Income before Income Taxes (Benefit)                                        26,441          48,950

INCOME TAXES (BENEFIT)                                                             (2,388)          7,061
                                                                             ------------    ------------
       Net Income                                                            $     28,829    $     41,889
                                                                             ============    ============
PER SHARE DATA
   Net income, basic                                                                $0.11           $0.13
                                                                             ============    ============

   Net income, diluted                                                              $0.10           $0.12
                                                                             ============    ============



See notes to consolidated financial statements.

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                               For the Three Months Ended March 31, 2001
                                                                                                          Accumulated
                                                                                                         Other
                                                                                                      Comprehensive     Total
                                Common                     Retained       Unearned        Treasury       Income      Stockholders'
                                Stock        Surplus       Earnings     Compensation        Stock        (Loss)        Equity

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000      $40,224    $3,665,748    $3,889,722       $(422,598)     $(478,826)      $(49,482)   $6,644,788
                                                                                                                      ----------
Comprehensive income:
    Net income                         -             -        41,889               -              -              -        41,889
    Net change in unrealized
      losses on securities
      available for sale               -             -             -               -              -         58,808        58,808
                                                                                                                      ----------
    Total Comprehensive Income                                                                                           100,697
                                                                                                                      ----------
    Stock purchased for
       treasury and benefit
       plans                           -             -             -               -        (18,428)             -       (18,428)
    Earned compensation                -        (1,480)            -           8,554              -              -         7,074
    Other                              -             -        (1,429)              -              -              -        (1,429)
                                 -------    ----------    ----------       ---------      ---------      ----------   ----------
BALANCE - MARCH 31, 2001         $40,224    $3,664,268    $3,930,182       $(414,044)     $(497,254)     $    9,326   $6,732,702
                                 =======    ==========    ==========       =========      =========      ==========   ==========


                                                             For the Three Months Ended March 31, 2002

BALANCE - DECEMBER 31, 2001      $41,652    $3,942,710    $3,759,801       $(362,015)    $(1,777,154)    $  66,168    $5,671,162
                                                                                                                      ----------
Comprehensive income:
    Net income                                                28,829                                                      28,829
    Net change in unrealized
      losses on securities
      available for sale                                                                                   (26,942)      (26,942)
                                                                                                                      ----------
    Total Comprehensive Income                                                                                             1,887
                                                                                                                      ----------
    Stock purchased for treasury                                                             (17,100)                    (17,100)
    Earned compensation                            253                         7,076                                       7,329
                                 -------    ----------    ----------       ---------     -----------     ---------    ----------
BALANCE - MARCH 31, 2002         $41,652    $3,942,963    $3,788,630       $(354,939)    $(1,794,254)    $  39,226    $5,663,278
                                 =======    ==========    ==========       =========     ===========     =========    ==========



See notes to consolidated financial statements.

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                          2002              2001
                                                                                       -----------      -----------
                                                                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                            $   28,829     $   41,889
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                           10,500          2,500
         Depreciation                                                                        20,242         15,439
         Deferred benefit plan expense                                                       30,196         27,158
         Earnings on bank-owned life insurance                                              (14,520)       (13,430)
         Deferred income taxes (benefit)                                                    (11,491)        (4,439)
         Increase (decrease) in accrued interest receivable                                  (9,888)        56,716
         Increase in accrued interest payable                                               163,868        288,136
         Other, net                                                                        (199,971)       (13,293)
                                                                                         ----------     ----------

         Net Cash Provided by (Used in) Operating Activities                                 17,765        400,676
                                                                                         ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Available for sale securities:
      Sales                                                                                       -      2,171,050
      Maturities and paydowns                                                               986,428      2,301,002
      Purchases                                                                          (1,630,980)    (4,198,519)
   Held to maturity securities:
      Maturities and paydowns                                                               107,584        203,037
      Purchases                                                                                   -       (508,750)
   Net (increase) decrease in loans                                                       1,443,221        577,537
   Purchase of bank premises and equipment                                                  (35,306)      (143,696)
   Redemption of Federal Home Loan Bank stock                                               131,400         41,500
                                                                                         ----------     ----------
         Net Cash Provided by (Used in) Investing Activities                              1,002,347        443,161
                                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                (175,512)       556,709
   Net decrease in advances from borrowers for insurance and taxes                          (56,465)       (96,043)
   Advances from Federal Home Loan Bank                                                           -      8,681,200
   Repayment of Federal Home Loan Bank advances                                          (1,186,765)    (8,354,684)
   Stock purchased for treasury                                                             (17,100)       (18,428)
   Payment of dividends                                                                     (27,113)       (28,240)
                                                                                         ----------     ----------
         Net Cash Provided by (Used in) Financing Activities                             (1,462,955)       740,514
                                                                                         ----------     ----------

         Net Increase (Decrease) in Cash and Cash Equivalents                              (442,843)     1,584,351

CASH AND CASH EQUIVALENTS - BEGINNING                                                     3,197,948      1,418,562
                                                                                         ----------     ----------
CASH AND CASH EQUIVALENTS - ENDING                                                       $2,755,105     $3,002,913
                                                                                         ==========     ==========
SUPPLEMENTARY CASH FLOWS INFORMATION
   Interest paid                                                                         $  365,203     $  429,757
                                                                                         ==========     ==========
   Income taxes paid                                                                     $        -     $   11,500
                                                                                         ==========     ==========


See notes to consolidated financial statements.

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or any other period. The condensed financial statements as of and for the three month period ended March 31, 2002 and 2001 include the accounts of Steelton Bancorp, Inc. (the "Corporation"), its wholly-owned subsidiary, Mechanics Savings Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Baldwin Investment Corporation. The Corporation's business is conducted principally through the Bank. Through its main office located in Steelton and its branch office located in Lower Swatara Township, Pennsylvania, the Bank provides retail banking services, with an emphasis on one-to-four family residential mortgages.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended March 31, 2002 and 2001. Shares for 2001 were adjusted for the impact of a 5% stock dividend distributed in December 2001.

                                                       2002            2001
                                                     ---------      ---------

    Numerator, net income                            $  28,829      $  41,889
                                                     =========      =========

    Denominators:
         Average basic shares outstanding              261,972        334,983
         Average dilutive stock option effect           20,775         16,035
         Average restricted stock effect                 2,051          3,360
                                                     ---------      ---------
           Average Dilutive Shares Outstanding         284,798        354,378
                                                     =========      =========
    Earnings per share:
         Basic                                           $0.11          $0.13
                                                     =========      =========

         Diluted                                         $0.10          $0.12
                                                     =========      =========

NOTE 3 - NEW ACCOUNTING STANDARDS

In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Corporation on January 1, 2003.

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

Critical Accounting Policies

Disclosure of the Corporation's  significant  accounting policies is included in
Note 1 to the consolidated financial statements of the 2001 Annual Report to Stockholders Form 10-KSB for the period ended December 31, 2001. Some of these policies are particularly sensitive requiring significant judgements, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, which are located on page 10 of this report.

Significant estimates are made by management in determining the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

Income Statement Performance

The primary source of revenue for the Corporation is net interest income, which represents the difference between interest income recognized on interest-earning assets such as loans and investments, and interest expense paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank ("FHLB") borrowings. Levels of net interest income are heavily dependent on the volume of interest-earning assets and interest-bearing liabilities as well as the interest rate environment and competitive conditions.

For the three months ended March 31, 2002, Steelton Bancorp reported net income of $28,829 compared with $41,889 for the same period in 2001. The decline in net income for the current period is primarily attributable to a $19,451 or 5.2% decline in net interest income. The components of net interest income and their respective changes are described in further detail below.

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



For the quarter ended March 31, 2002, interest and dividend income decreased 19% to $880,621 from $1,088,895 for the first quarter of 2001. The decrease was a function of a decreased loan portfolio and a lower interest rate environment for the first quarter of 2002 as compared to the same period of the previous year. Specifically, average loans receivable decreased approximately $3.35 million from the first quarter of 2001 compared to the first quarter of 2002. As a result, interest income on loans for the quarter ended March 31, 2002 decreased 12% to $694,658 from $790,327 for the first quarter of 2001. With respect to interest income on securities, the Company's investment portfolio declined approximately $2.5 million, on average from 2001 to 2002 and was comprised of higher yielding securities during the first quarter of the previous year. Many of those investments have subsequently been called or matured and have been replaced with lower yielding investments. Accordingly, interest income from securities for the first quarter of 2002 decreased 38% to $159,260 compared to $258,861 for the same quarter in 2001.

On the liability side, interest expense decreased $188,823 or 26% in the first quarter of 2002 compared to the same quarter of 2001. The cause of the reduction was twofold. First, as a result of rates on deposits being lowered mid-year in 2001 to better match the overall rate environment, interest expense on deposits for the quarter ended March 31, 2002 decreased 28% to $286,537 from $400,367 for the same quarter of 2001. Second, repayments on maturing advances from the FHLB resulted in average balances outstanding declining by approximately $3.0 million and thus lower related interest expense. Specifically, interest expense on advances from FHLB advances decreased 24% for the first quarter of 2002 to $242,534 compared to $317,527 for the same quarter of the previous year.

The provision for loan losses was $10,500 for the first quarter of 2002, compared to $2,500 for the same quarter of 2001. The expense for each period was responsive to management's assessment of the credit quality of the loan portfolio.

Noninterest income, excluding securities gains or losses, remained relatively flat when comparing the quarters ending March 31, 2001 and 2002, respectively. Specifically, noninterest income, excluding securities losses of $5,777 in 2001, increased only 4% to $72,031 for the quarter ended March 31, 2002 compared to $69,132 for the same quarter in 2001. Most of the increase was in fees and service charges.

There was no sales activity for the first quarter of 2002 with respect to investment securities. Accordingly, there were no securities gains or losses for the quarter ended March 31, 2002. Losses on securities for the first quarter of 2001 were $5,777.

Noninterest expense was effectively managed and experienced a marginal increase of $3,734, or 1%. Total noninterest expense was $386,640 for the quarter ended March 31, 2002 compared to $382,906 for the same quarter of the previous year. In addition, all line item components that comprise noninterest expense experienced minor fluctuations when comparing quarter to quarter. This is reflective of the decline in total assets and management's efforts to control these expenses.

As a result of tax-free income being a much larger portion of pre-tax income the Corporation had an income tax benefit for the first quarter of 2002 of $2,388 compared to income tax expense of $7,061 for the first quarter of 2001.

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Balance Sheet Analysis

Total assets decreased by $1.2 million or 2% from December 31, 2001 to March 31, 2002. The decrease was primarily attributable to a $1.4 million net or 3% decrease in loans receivable. This decline in loans was due primarily to normal run-off that was not replaced with new loan growth. The Corporation is not emphasizing loan origination due to a desire to use available funds to reduce high cost borrowings. Accordingly, advances from the FHLB declined $1.2 million, or 7% from December 31, 2001 to March 31, 2002. As previously indicated, funds provided from the liquidation of the loan portfolio were utilized to decrease advances from the FHLB.

Other balance sheet account fluctuations included a $471,840, or 4% increase in total investment securities from December 31, 2001 to March 31, 2002. The increase was primarily the result of additional purchases funded through available cash. Accordingly, cash and due from banks decreased $442,843, or 14% from December 31, 2001 to March 31, 2002. FHLB stock decreased $131,400, or 13% from December 31, 2001 to March 31, 2002 as a result of redemptions of stock due to the reduced borrowing base outlined above. No significant changes occurred within Deposits. There were no other significant changes in the status of the Corporation's overall liquidity from December 31, 2001 until March 31, 2002.

The allowance for loan losses increased $6,720, or 4.5%, to $154, 417 at March 31, 2002 from $147, 697 at December 31, 2001. The increase was the net result of the monthly provision offset by any charge-off activity. Management periodically reviews the adequacy of the allowance for loan losses, and the corresponding monthly provision. Based on this analysis management believes the allowance is adequate at March 31, 2002.

Stockholder's equity decreased a total of $7,884, or .1% from December 31, 2001 to March 31, 2002. The decrease was primarily the net result of the purchase of 900 shares of treasury stock at a cost of $17,100 and a decline in the fair value of available for sale securities of $26,942 offset by net income of $28,829.

The Corporation's board of directors approved a stock repurchase program for up to 15,000 shares through October 2002. As of March 31, 2002, 900 shares were acquired under this program.

Regulatory capital ratios for the bank were as follows at March 31, 2002 compared with December 31, 2001 and the minimum requirements:

                             -------  --------  --------------------
                             3/31/02  12/31/01  Minimum Requirements
                             -------  --------  --------------------
Total Risk-based Capital     19.20%     18.98%        8.00%
Tier 1 Capital               18.63%     18.44%         N/A
Leverage Ratio                9.10%      8.84%        4.00%

Other Information

The Company will be changing its data processing provider during 2002. Anticipated costs associated with the conversion are approximately $212,000. This amount includes training, hardware, software and implementation costs. The conversion is scheduled for completion by the end of the second quarter of 2002.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         From time to time, the Corporation and its subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 2002, there were no legal proceedings to which the Corporation or its subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         None.

         (b)  Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STEELTON BANCORP, INC.


Date: May 13, 2002                     By: /s/ Harold E. Stremmel
                                           -------------------------------------
                                           Harold E. Stremmel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 13, 2002                     By: /s/ Shannon Aylesworth
                                           -------------------------------------
                                           Shannon Aylesworth
                                           Chief Financial Officer
                                           (Principal Accounting Officer)