Form 10QSB
period 2002-06-30
STEELTON BANCORP INC
filed 2002-08-12
CIK 1081212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                        ---------------  ------------

                        Commission File Number 000-26499


                             STEELTON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Pennsylvania                               25-1830745
------------------------------         -------------------------------------
(State or other jurisdiction of        I.R.S. Employer Identification Number
incorporation or organization)


51 South Front Street, Steelton, Pennsylvania          17113
---------------------------------------------       ----------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (717) 939-1966
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

                               X     Yes                 No
                             -----                ------

       As of July 31, 2002 there were 300,290 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

             Transitional small business disclosure format:

                                      Yes            X   No
                                -----              ------

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                             STEELTON, PENNSYLVANIA


                                 C O N T E N T S

                                                                                     Page
                                                                                     ----

PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements.....................................................3

              Consolidated Balance Sheets - as of
              June 30, 2002 (unaudited) and December 31, 2001 (audited)................3

              Consolidated Statements of Income - for the three months and six months ended June 30, 2002 and June 30, 2001 (unaudited).............4

              Consolidated Statements of Stockholders' Equity - for the six
              months ended June 30, 2002 and June 30, 2001 (unaudited).................5

              Consolidated Statements of Cash Flows - for the six months ended June 30, 2002 and June 30, 2001 (unaudited)........................6

              Notes to Consolidated Financial Statements...............................7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................10

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................

Item 2.       Changes in Securities and Use of Proceeds.................................

Item 3.       Defaults Upon Senior Securities...........................................

Item 4.       Submission of Matters to a Vote of Security Holders.......................

Item 5.       Other Information.........................................................

Item 6.       Exhibits and Reports on Form 8-K..........................................


PART I, ITEM 1, FINANCIAL STATEMENTS
STEELTON BANCORP, INC.
See notes to consolidated  financial statements.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                          June 30,            December 31,
                                                                            2002                 2001
                                                                       ---------------      ---------------
                                                                        (Unaudited)
ASSETS

     Cash and due from banks                                            $   1,145,097        $     580,181
     Interest bearing deposits with other banks                             1,080,311            2,617,767
                                                                       ---------------      ---------------

         Cash and Cash Equivalents                                          2,225,408            3,197,948

     Investment securities available for sale                              15,072,774           10,359,100
     Investment securities held to maturity (fair values 2002
         $1,975,567; 2001 $2,387,828)                                       1,970,313            2,362,443
     Loans receivable, net of allowance for loan losses
         2002 $160,156; 2001 $147,697                                      34,401,074           36,615,998
     Federal Home Loan Bank stock, at cost                                  1,065,500              989,200
     Bank premises and equipment, net                                       1,601,092            1,539,967
     Accrued interest receivable and other assets                           2,067,898            1,959,938
                                                                       ---------------      ---------------

         Total Assets                                                   $  58,404,059        $  57,024,594
                                                                       ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Deposits                                                           $  33,501,674        $  33,555,174
     Advances from Federal Home Loan Bank                                  18,308,297           17,185,303
     Advances from borrowers for insurance and taxes                          377,778              277,084
     Accrued interest payable and other liabilities                           428,232              335,871
                                                                       ---------------      ---------------

         Total Liabilities                                                 52,615,981           51,353,432
                                                                       ---------------      ---------------

STOCKHOLDERS' EQUITY

     Preferred stock, no par value; 2,000,000 shares authorized;
         none issued and outstanding                                                -                    -
     Common stock, $.10 par value; 8,000,000 shares authorized;
         issued 416,515 shares                                                 41,652               41,652
     Surplus                                                                3,968,551            3,942,710
     Retained earnings                                                      3,729,360            3,759,801
     Unearned compensation                                                   (311,946)            (362,015)
     Treasury stock, at cost, 2002 116,225; 2001 115,325 shares            (1,794,254)          (1,777,154)
     Accumulated other comprehensive income                                   154,715               66,168
                                                                       ---------------      ---------------

         Total Stockholders' Equity                                         5,788,078            5,671,162
                                                                       ---------------      ---------------

         Total Liabilities and Stockholders' Equity                     $  58,404,059        $  57,024,594
                                                                       ===============      ===============

See notes to consolidated financial statements

--------------------------------------------------------------------------------

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                        2002               2001                 2002               2001
                                                        ----               ----                 ----               ----
                                                                                (Unaudited)

INTEREST AND DIVIDEND INCOME
   Loans                                          $      677,382     $      759,522      $    1,372,040     $    1,549,849
   Securities:
      Taxable                                            169,495            208,657             305,073            445,554
      Tax exempt                                          27,207             21,914              50,889             43,878
   Dividends on FHLB stock                                 7,925             16,647              17,719             34,267
   Other                                                  18,580             19,375              35,489             41,462
                                                 ----------------   ----------------    ----------------   ----------------

       Total Interest Income and Dividend Income         900,589          1,026,115           1,781,210          2,115,010
                                                 ----------------   ----------------    ----------------   ----------------

INTEREST EXPENSE
   Deposits                                              276,773            384,539             563,310            784,906
   Advances from Federal Home Loan Bank                  261,234            294,122             503,768            611,649
                                                 ----------------   ----------------    ----------------   ----------------

       Total Interest Expense                            538,007            678,661           1,067,078          1,396,555
                                                 ----------------   ----------------    ----------------   ----------------

       Net Interest Income                               362,582            347,454             714,132            718,455

PROVISION FOR LOAN LOSSES                                 10,500              4,500              21,000              7,000
                                                 ----------------   ----------------    ----------------   ----------------

       Net Interest Income after Provision for           352,082            342,954             693,132            711,455
         Loan Losses
                                                 ----------------   ----------------    ----------------   ----------------

NONINTEREST INCOME
   Fees and service charges                               45,314             45,580              85,385             83,200
   Income from bank-owned life insurance                  13,647             13,430              28,167             26,860
   Other                                                  11,240             15,261              28,680             33,343
   Gain on sale of investments                                 -             11,619                   -              5,842
                                                 ----------------   ----------------    ----------------   ----------------

       Total Noninterest Income                           70,201             85,890             142,232            149,245
                                                 ----------------   ----------------    ----------------   ----------------

NONINTEREST EXPENSE
   Salaries and employee benefits                        203,412            187,710             403,335            379,886
   System conversion                                      81,714                  -              81,714                  -
   Occupancy                                              32,971             28,026              62,507             56,469
   Equipment                                              32,259             25,158              53,112             44,262
   Professional fees                                      37,756             29,068              76,656             80,727
   Data processing                                        35,045             36,501              71,635             77,824
   Advertising                                             6,339             12,921              11,865             19,614
   Other                                                  58,293             58,074             113,605            101,582
                                                 ----------------   ----------------    ----------------   ----------------

       Total Noninterest Expenses                        487,789            377,458             874,429            760,364
                                                 ----------------   ----------------    ----------------   ----------------

       Income (Loss) before Income Taxes                 (65,506)            51,386             (39,065)           100,336

INCOME TAXES (BENEFIT)                                   (33,263)             6,723             (35,651)            13,784
                                                 ----------------   ----------------    ----------------   ----------------

       Net Income (Loss)                          $      (32,243)    $       44,663      $       (3,414)    $       86,552
                                                 ================   ================    ================   ================

PER SHARE DATA
   Net income (loss), basic                       $        (0.12)    $         0.13      $        (0.01)    $         0.26
                                                 ================   ================    ================   ================

   Net income (loss), diluted                     $        (0.12)    $         0.13      $        (0.01)    $         0.24
                                                 ================   ================    ================   ================

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2002 and 2001



                                                                 For the Six Months Ended June 30, 2001
                                 ---------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                                                                                         Comprehensive     Total
                                     Common                     Retained       Unearned       Treasury      Income     Stockholders
                                     Stock       Surplus        Earnings     Compensation       Stock       (Loss)        Equity

                                 -----------  ------------  ------------   --------------   -----------   ------------ -------------
BALANCE - DECEMBER 31, 2000        $  40,224   $ 3,665,748   $ 3,889,722     $  (422,598)  $  (478,826)    $  (49,482)  $ 6,644,788
                                                                                                                        ------------
Comprehensive income:
    Net income                             -             -        86,552               -             -              -        86,552
    Net change in unrealized
       losses on securities
       available for sale                  -             -             -               -             -         13,140        13,140
                                                                                                                        ------------

    Total Comprehensive Income                                                                                               99,692
                                                                                                                        ------------

    Stock purchased for
       treasury and benefit plans          -             -             -               -       (20,183)             -       (20,183)
    Earned compensation                    -        12,996             -          46,430             -              -        59,426
    Cash dividends declared
       ($.09 per share)                    -             -       (33,954)              -             -              -       (33,954)
                                   ----------- ------------- -------------   ------------  -------------   -----------  ------------

BALANCE - JUNE 30, 2001            $  40,525   $ 3,678,543   $ 3,942,230     $  (376,168)  $  (499,009)    $  (36,342)  $ 6,749,769
                                   =========== ============= =============   ============  =============   ===========  ============


                                                              For the Six Months Ended June 30, 2002
                                   -------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001        $  41,652   $ 3,942,710   $ 3,759,801     $  (362,015)  $(1,777,154)    $   66,168   $ 5,671,162
                                                                                                                       -------------
Comprehensive income:
    Net loss                               -             -        (3,414)              -             -              -        (3,414)
    Net change in unrealized
       gains on securities
       available for sale                  -             -             -               -             -         88,547        88,547
                                                                                                                       -------------
    Total Comprehensive Income                                                                                               85,133
                                                                                                                       -------------

    Stock purchased for
       treasury and benefit plans          -             -             -               -       (17,100)             -       (17,100)
    Earned compensation                    -        25,841             -          50,069             -              -        75,910
    Cash dividends declared
       ($.09 per share)                    -             -       (27,027)              -             -              -       (27,027)
                                   ----------  ------------  ------------    ------------  ------------    ----------- -------------

BALANCE - JUNE 30, 2002            $  41,652   $ 3,968,551   $ 3,729,360     $  (311,946)  $(1,794,254)    $  154,715   $ 5,788,078
                                   ==========  ============  ============    ============  ============    =========== =============


See notes to consolidated financial statements.
-------------------------------------------------------------------------------
                                       5

STEELTON BANCORP, INC.
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended June 30,
                                                                     ---------------------------------
                                                                          2002               2001
                                                                     --------------     --------------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $    (3,414)     $      86,552
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                          21,000              7,000
         Depreciation                                                       45,535             36,264
         Deferred benefit plan expense                                      64,227             55,411
         Earnings on bank-owned life insurance                             (28,167)           (26,860)
         Deferred income taxes (benefit)                                     9,964            (40,216)
         Decrease (increase) in accrued interest receivable                (13,788)            74,778
         Increase in accrued interest payable                               10,973             19,264
         Other, net                                                         16,863             19,044
                                                                     -------------    ---------------

         Net Cash Provided by Operating Activities                         123,193            231,237
                                                                     -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Available for sale securities:
      Sales                                                                      -          3,389,482
      Maturities                                                         1,976,925          3,266,747
      Purchases                                                         (6,600,450)        (6,213,278)
   Held to maturity securities:
      Maturities                                                           390,853            289,853
      Purchases                                                                  -           (508,750)
   Net decrease in loans                                                 2,193,924            678,686
   Purchase of bank premises and equipment                                (106,660)          (166,526)
   Net (purchase) redemption of Federal Home Loan Bank stock               (76,300)            41,500
                                                                     -------------    ---------------

         Net Cash Provided by (Used in) Investing Activities            (2,221,708)           777,714
                                                                     -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                     (53,500)         1,345,265
   Net increase in advances from borrowers for insurance and taxes         100,694             72,170
   Advances from Federal Home Loan Bank                                  6,500,000          9,681,200
   Repayment of Federal Home Loan Bank advances                         (5,377,006)       (10,031,397)
   Stock purchased for treasury and benefit plans                          (17,100)           (20,183)
   Payment of dividends                                                    (27,113)           (28,240)
                                                                     -------------    ---------------

         Net Cash Provided by Financing Activities                       1,125,975          1,018,815
                                                                     -------------    ---------------

         Net Increase (Decrease) in Cash and Cash Equivalents             (972,540)         2,027,766

CASH AND CASH EQUIVALENTS - BEGINNING                                    3,197,948          1,418,562
                                                                     -------------    ---------------

CASH AND CASH EQUIVALENTS - ENDING                                     $ 2,225,408      $   3,446,328
                                                                     =============    ===============
SUPPLEMENTARY CASH FLOWS INFORMATION
   Interest paid                                                       $ 1,056,105      $   1,377,291
                                                                     =============    ===============

   Income taxes paid                                                   $    10,000      $      54,000
                                                                     =============    ===============

See notes to consolidated financial statements.
-------------------------------------------------------------------------------

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or any other period. The condensed financial statements as of and for the three and six month periods ended June 30, 2002 and 2001 include the accounts of Steelton Bancorp, Inc. (the "Corporation"), its wholly-owned subsidiary, Mechanics Savings Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Baldwin Investment Corporation. The Corporation's business is conducted principally through the Bank. Through its main office located in Steelton and its branch office located in Lower Swatara Township, Pennsylvania, the Bank provides retail banking services, with an emphasis on one-to-four family residential mortgages.

NOTE 2 - NEW ACCOUNTING STANDARDS

In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Corporation on January 1, 2003, but is not expected to have any impact on the Corporation's financial condition or results of operations.






--------------------------------------------------------------------------------

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended June 30, 2002 and 2001. Shares for 2001 were adjusted for the impact of a 5% stock dividend distributed in December of 2001.

                                             Three Months Ended June 30,             Six Months Ended June 30,
                                       ---------------------------------       -----------------------------------
                                              2002               2001               2002               2001
                                       -----------------   ----------------    ----------------   ----------------

Numerator, net income (loss)                   $(32,243)           $44,663             $(3,414)           $86,552
                                        ================   ================    ================   ================

Denominators:
     Average basic shares
         outstanding                            263,385            335,447             262,866            335,216
     Average dilutive option effect                   -             14,898                   -             15,248
     Average restricted stock effect                  -              2,538                   -              2,868
                                        ----------------   ----------------    ----------------   ----------------
       Average Dilutive Shares
         Outstanding                            263,385            352,883             262,866            352,332
                                        ================   ================    ================   ================
Earnings (loss) per share:
         Basic                                   $(0.12)             $0.13              $(0.01)             $0.26
                                        ================   ================    ================   ================
         Diluted                                 $(0.12)             $0.13              $(0.01)             $0.24
                                        ================   ================    ================   ================


NOTE 4 - RECLASSIFICATIONS

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation. Such reclassifications had no impact on reported net income.



--------------------------------------------------------------------------------

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income for the Corporation consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statement of stockholders' equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:

                                             Three Months Ended June 30,             Six Months Ended June 30,
                                        -----------------------------------    -----------------------------------
                                                 2002               2001                2002               2001
                                                 ----               ----                ----               ----

Unrealized holding gains (losses)
     on available for sale
     securities occurring during
     the period                                $174,983           $(57,575)           $134,162            $25,751
Reclassification adjustment for
     gains included in net income                     -            (11,619)                  -             (5,842)
                                        ----------------   ----------------    ----------------   ----------------

       Net Unrealized Gains (Losses)            174,983            (69,194)            134,162             19,909

Tax effect                                       59,494            (23,526)             45,615              6,769
                                        ----------------   ----------------    ----------------   ----------------

       Net of Tax Other
           Comprehensive Income (Loss)         $115,489           $(45,668)          $  88,547            $13,140
                                        ================   ================    ================   ================


--------------------------------------------------------------------------------
                                       9

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Corporation and the bank, and should be read in conjunction with the accompanying Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

The Corporation may from time-to-time make written or oral forward-looking statements, including statements contained in the Corporation's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's beliefs as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Corporation's actual results may differ materially from the results anticipated in the forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business and changes in governmental regulations relating to the banking industry. The Corporation cautions that such factors are not exclusive. The Corporation does not undertake to update any forward-looking statements that may be made from time-to-time by, or on behalf of, the Corporation.


CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation's  significant  accounting policies is included in
Note 1 to the consolidated financial statements of the 2001 Annual Report to Stockholders Form 10-KSB for the period ended December 31, 2001. Some of these policies are particularly sensitive requiring significant judgements, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, which are located on page 11 and 13 of this report.

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


INCOME STATEMENT PERFORMANCE

For the quarter and six months ended June 30, 2002, Steelton Bancorp reported a net loss of $32,243 and $3,414, respectively, compared with net income of $44,663 and $86,552 for the same periods in 2001. The loss for the current period is primarily attributable to expenses related to the conversion of the Corporation's data processing system to a new provider during 2002.

--------------------------------------------------------------------------------
                                       10

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

For the quarter and six months ended June 30, 2002, interest and dividend income decreased 12.2% and 15.8% to $900,589 and $1,781,210 from $1,026,115 and
$2,115,010 for the same periods of 2001, respectively. The decrease was a function of a declining loan portfolio and a continued lower interest rate environment throughout 2002 as compared to the same periods of the previous year. Specifically, interest income on loans for the quarter and six months ended June 30, 2002 decreased 10.8% and 11.5% to $677,382 and $1,372,040 from
$759,522 and $1,549,849 for the second quarter and first six months of 2001, respectively. The lower interest rate environment further impacted income on securities as higher yielding investments have been called or matured to be replaced with lower yielding investment instruments. Accordingly, total interest income from securities for the second quarter and first six months of 2002 decreased 14.7% and 27.3% to $196,702 and $355,962 compared to $230,571 and
$489,432 for the same periods in 2001.

Increased income on tax-exempt securities offset a decline in income on taxable securities as the Corporation expanded its portfolio of state and municipal bonds during 2002. Dividends on FHLB stock declined in 2002 due to redemptions that reduced the average balance and lower rates.

On a more positive note, interest expense decreased $140,654 or 20.7% in the second quarter and $329,477 or 23.6% in the first six months of 2002 compared to the same periods of 2001. The reduction was twofold. First, as a result of rates on deposits being lowered mid-year in 2001 to better match the overall rate environment, interest expense on deposits for the quarter ended June 30, 2002 decreased 28.0% to $276,773 from $384,539 for the same quarter of 2001 and 28.2% to $563,310 from $784,906 compared to the first six months of 2001. Second, new borrowings from FHLB, at lower interest rates, resulted in lower related interest expense. Specifically, interest expense on FHLB advances decreased 11.2% and 17.6% for the second quarter and first six months of 2002 to $261,234 and $503,768 compared to $294,122 and $611,649 for the same periods of the previous year, respectively.

Overall, net interest income increased $15,128 or 4.4% from the second quarter of 2001 and declined $4,323 or 0.6% compared to the first six months of 2001.

The provision for loan losses was $10,500 for the second quarter of 2002, compared to $4,500 for the same quarter of 2001 and $21,000 for the first six months of 2002, compared to $7,000 for the same period in the previous year.

The increased provision in 2002 is responsive to higher charge-offs and non-performing loans more fully discussed in the asset quality section.

Noninterest income, excluding securities gains or losses, remained relatively flat when comparing the second quarter and six months ended June 30, 2002 and 2001, respectively.


--------------------------------------------------------------------------------

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



INCOME STATEMENT PERFORMANCE (CONTINUED)

There was no sales activity for the second quarter and first six months of 2002 with respect to investment securities. Net gains on securities for the second quarter and first six months of 2001 were $11,619 and $5,842, respectively.

Noninterest expense, exclusive of the conversion costs previously discussed, experienced modest increases of $28,617 and $32,351 or 7.6% and 4.3% for the second quarter and first six months of 2002 compared to the same periods of 2001, respectively. Salaries and benefits increased due to pay raises and higher benefit costs. Equipment expense was impacted by recent improvements at the Steelton location.

The income tax benefit recorded in 2002 and attributable to the net loss resulted in an effective tax rate of 51% for the quarter and 91% for the year to date period. Income tax expense recorded on 2001 income resulted in an effective tax rate of 13% for the quarter and 14% year to date.

The effective tax rate fluctuated in conjunction with the proportion of tax-free income from investments and bank-owned life insurance to the pre-tax income or loss for each period.


BALANCE SHEET ANALYSIS

Total assets increased by $1.4 million or 2.4% from December 31, 2001 to June 30, 2002. The increase was primarily attributable to the net effect of the $2.2 million or 6.0% decrease in net loans receivable and the $4.3 million or 34.0% increase in investment securities. The decline in loans was due primarily to normal run-off that was not replaced with new loan growth. The Corporation is not emphasizing loan growth due to pricing competition. The increase in securities is primarily due to investment in GNMA mortgage-backed securities and state and municipal bonds funded by advances from the FHLB. There were no significant changes in the status of the Corporation's overall liquidity from December 31, 2001 until June 30, 2002.

Regulatory capital ratios for the bank were as follows at June 30, 2002 compared with December 31, 2001 and the minimum requirements:



                                June 30,        December 31,       Minimum
                                  2002             2001         Requirements
                                -------         -----------     ------------

Total risk-based capital          19.61%           18.98%         8.00%
Tier 1 risk-based capital         19.01%           18.44%          N/A
Tier 1 capital                     8.69%            8.84%         4.00%





--------------------------------------------------------------------------------

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



ASSET QUALITY

Net charge-offs for the six months ended June 30, 2002 totaled $8.541 compared to $2,174 for the same period of 2001. Personal loans and home equity lines of credit comprised the total of 2002 charge-offs as of June 30, 2002.

Nonperforming loans were up $239,951 to $875,948 at June 30, 2002 from $635,997 at December 31, 2001. Included in nonperforming loans at June 30, 2002 were nonaccrual loans totaling $734,974 and loans past due 90 days or more totaling $140,974 compared to $635,997 and $-0-, respectively, at December 31, 2001. The Corporation held other real estate (ORE) totaling $30,631 at June 30, 2002 and December 31, 2001. Nonperforming assets represented 1.6% of total assets at June 30, 2002 compared to 1.2% at December 31, 2001.

The allowance for loan losses totaled $160,156 at June 30, 2002, compared to $147,697 at December 31, 2001. The allowance represents .46% and .40% of total loans at June 30, 2002 and December 31, 2001, respectively. The allowance provided coverage for nonperforming loans at a rate of 0.18 times at June 30, 2002 compared with 0.23 times at December 31, 2001.

The increase was the net result of the monthly provision offset by any charge-off activity. Management periodically reviews the adequacy of the allowance for loan losses and believes the allowance is adequate at June 30, 2002.




--------------------------------------------------------------------------------

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         From time to time, the Corporation and its subsidiary may be a party to various legal proceedings incident to its or their business. At June 30, 2002, there were no legal proceedings to which the Corporation or its subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits.

         99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STEELTON BANCORP, INC.


Date:   August 12, 2002           By:/s/ Harold E. Stremmel
                                     -----------------------------------------
                                     Harold E. Stremmel
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:   August 12, 2002           By:/s/ Shannon Aylesworth
                                     ---------------------------------
                                     Shannon Aylesworth
                                     Chief Financial Officer
                                    (Principal Accounting Officer)