Form 10QSB
period 2002-09-30
STEELTON BANCORP INC
filed 2002-11-13
CIK 1081212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from               to
                                         -------------    ----------------

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

                                   X    Yes   No
                                -------         ------

       As of October 16, 2002 there were 300,290 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

             Transitional small business disclosure format:

                                       Yes   No    X
                                -------         -------

                      STEELTON BANCORP, INC. AND SUBSIDIARY
                             STEELTON, PENNSYLVANIA


                                 C O N T E N T S


                                                                                           Page
                                                                                           ----

PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements............................................................3

              Consolidated Balance Sheets - as of
              September 30, 2002 (unaudited) and December 31, 2001 (audited)..................3

              Consolidated Statements of Income - for the three months and nine months ended September 30, 2002 and September 30, 2001 (unaudited).........4

              Consolidated Statements of Stockholders' Equity - for the nine months ended September 30, 2002 and September 30, 2001 (unaudited)..............5

              Consolidated Statements of Cash Flows - for the nine months ended September 30, 2002 and September 30, 2001 (unaudited).....................6

              Notes to Consolidated Financial Statements......................................7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................................10

Item 3.       Controls and Procedures........................................................14

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................15

Item 2.       Changes in Securities and Use of Proceeds......................................15

Item 3.       Defaults Upon Senior Securities................................................15

Item 4.       Submission of Matters to a Vote of Security Holders............................15

Item 5.       Other Information..............................................................15

Item 6.       Exhibits and Reports on Form 8-K...............................................15

Signatures

Certifications


PART I, ITEM 1, FINANCIAL STATEMENTS

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       September 30,        December 31,
                                                                                           2002                 2001
                                                                                       ------------         -----------
                                                                                       (Unaudited)
ASSETS

     Cash and due from banks                                                            $ 1,011,604          $   580,181
     Interest bearing deposits with other banks                                           2,842,250            2,617,767
                                                                                        -----------          -----------

         Cash and Cash Equivalents                                                        3,853,854            3,197,948

     Investment securities available for sale                                            14,280,856           10,359,100
     Investment securities held to maturity (fair values 2002 $1,816,835; 2001
         $2,387,828)                                                                      1,798,785            2,362,443
     Loans receivable, net of allowance for loan losses 2002 $157,722;
         2001 $147,697                                                                   32,531,930           36,615,998
     Federal Home Loan Bank stock, at cost                                                1,065,500              989,200
     Bank premises and equipment, net                                                     1,580,428            1,539,967
     Accrued interest receivable and other assets                                         2,080,619            1,959,938
                                                                                        -----------          -----------

         Total Assets                                                                   $57,191,972          $57,024,594
                                                                                        ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Deposits                                                                           $32,448,694          $33,555,174
     Advances from Federal Home Loan Bank                                                18,114,515           17,185,303
     Advances from borrowers for insurance and taxes                                        152,059              277,084
     Accrued interest payable and other liabilities                                         607,053              335,871
                                                                                        -----------          -----------

         Total Liabilities                                                               51,322,321           51,353,432
                                                                                        -----------          -----------

STOCKHOLDERS' EQUITY

     Preferred stock, no par value; 2,000,000 shares authorized;
         none issued and outstanding                                                              -                    -
     Common stock, $.10 par value; 8,000,000 shares authorized;
         issued 416,515 shares                                                               41,652               41,652
     Surplus                                                                              3,965,993            3,942,710
     Retained earnings                                                                    3,826,674            3,759,801
     Unearned stock compensation                                                           (302,311)            (362,015)
     Treasury stock, at cost, 2002 116,225 shares; 2001 115,325 shares                   (1,794,254)          (1,777,154)
     Accumulated other comprehensive income                                                 131,897               66,168
                                                                                        -----------          -----------

         Total Stockholders' Equity                                                       5,869,651            5,671,162
                                                                                        -----------          -----------

         Total Liabilities and Stockholders' Equity                                     $57,191,972          $57,024,594
                                                                                        ===========          ===========


See notes to consolidated financial statements.
-------------------------------------------------------------------------------
                                        3

STEELTON BANCORP, INC.
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended                     Nine Months Ended
                                                             September 30,                          September 30,
                                                      ------------------------------         -------------------------------
                                                         2002               2001                2002               2001
                                                      ----------         ----------          ----------         ----------
                                                                                  (Unaudited)

INTEREST AND DIVIDEND INCOME
   Loans                                              $  655,930         $  757,609          $2,027,970         $2,307,458
   Securities:
      Taxable                                            155,838            193,263             460,911            638,817
      Tax exempt                                          24,580             21,945              75,470             65,823
   Dividends on FHLB stock                                 8,728             16,830              26,447             51,097
   Other                                                  13,731             17,180              49,221             58,642
                                                      ----------         ----------          ----------         ----------

       Total Interest and Dividend Income                858,807          1,006,827           2,640,019          3,121,837
                                                      ----------         ----------          ----------         ----------

INTEREST EXPENSE
   Deposits                                              243,293            356,642             806,603          1,141,548
   Advances from Federal Home Loan Bank                  253,956            281,865             757,724            893,514
                                                      ----------         ----------          ----------         ----------

       Total Interest Expense                            497,249            638,507           1,564,327          2,035,062
                                                      ----------         ----------          ----------         ----------

       Net Interest Income                               361,558            368,320           1,075,692          1,086,775

PROVISION FOR LOAN LOSSES                                 10,500              6,500              31,500             13,500
                                                      ----------         ----------          ----------         ----------

       Net Interest Income after Provision for
         Loan Losses                                     351,058            361,820           1,044,192          1,073,275
                                                      ----------         ----------          ----------         ----------

NONINTEREST INCOME
   Fees and service charges                               47,016             41,395             132,401            124,595
   Income from bank-owned life insurance                  13,648             14,177              41,815             41,037
   Other                                                  15,376             17,191              44,056             50,534
   Gain (loss) on sale of investments                    100,592             (1,235)            100,592              4,607
                                                      ----------         ----------          ----------         ----------

       Total Noninterest Income                          176,632             71,528             318,864            220,773
                                                      ----------         ----------          ----------         ----------

NONINTEREST EXPENSE
   Salaries and employee benefits                        193,052            189,922             596,387            569,808
   System conversion                                      14,063                  -              95,777                  -
   Occupancy                                              26,516             28,443              89,023             84,912
   Equipment                                              27,881             21,056              80,993             65,318
   Professional fees                                      40,525             18,497             117,181             82,489
   Data processing                                        36,469             37,643             108,104            115,467
   Advertising                                             5,146              5,753              17,011             25,367
   Other                                                  59,374             60,010             172,979            178,327
                                                      ----------         ----------          ----------         ----------

       Total Noninterest Expense                         403,026            361,324           1,277,455          1,121,688
                                                      ----------         ----------          ----------         ----------

       Income before Income Taxes                        124,664             72,024              85,601            172,360

INCOME TAX EXPENSE (BENEFIT)                              31,686             13,513              (3,965)            27,297
                                                      ----------         ----------          ----------         ----------

       Net Income                                     $   92,978         $   58,511          $   89,566         $  145,063
                                                      ===========        ===========         ==========         ==========
PER SHARE DATA
   Net income, basic                                       $0.35              $0.19               $0.34              $0.45
                                                      ===========        ==========          ==========         ==========

   Net income, diluted                                     $0.32              $0.18               $0.31              $0.42
                                                      ===========        ==========          ==========         ==========


See notes to consolidated financial statements.
--------------------------------------------------------------------------------

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2002 and 2001

                                                           For the Nine Months Ended September 30, 2001
                                 ------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                           Other           Total
                                 Common                     Retained       Unearned      Treasury      Comprehensive   Stockholders'
                                 Stock        Surplus       Earnings     Compensation     Stock        Income(Loss)       Equity
                                 -----        -------       --------     ------------    ---------     --------------  ------------

BALANCE - DECEMBER 31, 2000       $40,425    $3,665,547    $3,889,722       $(422,598)     $(478,826)      $(49,482)   $6,644,788
                                                                                                                       ----------
Comprehensive income:
    Net income                          -             -       145,063               -              -              -       145,063
    Net change in unrealized
      losses on securities available
      for sale                          -             -             -               -              -        159,345       159,345
                                                                                                                       ----------

    Total Comprehensive Income                                                                                            304,408
                                                                                                                       ----------

    Stock purchased for
      treasury and benefit plans        -             -             -               -     (1,298,328)             -    (1,298,328)
    Earned compensation                 -        12,996             -          53,507              -              -        66,503
    Cash dividends declared
      ($.09 per share)                  -             -       (30,461)              -              -              -       (30,461)
    Stock dividend declared         1,234       264,167      (265,401)              -              -              -             -
                                  -------    ----------    ----------       ---------     -----------      --------    ----------

BALANCE - SEPTEMBER 30, 2001      $41,659    $3,942,710    $3,738,923       $(369,091)    $(1,777,154)     $109,863    $5,686,910
                                  =======    ==========    ==========       =========     ===========      ========    ==========


                                                        For the Nine Months Ended September 30, 2002
                                  -----------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001       $41,652    $3,942,710    $3,759,801       $(362,015)    $(1,777,154)      $66,168    $5,671,162
                                                                                                                       ----------
Comprehensive income:
    Net income                          -             -        89,566               -               -             -        89,566
    Net change in unrealized
      gains on securities available
      for sale                          -             -             -               -               -        65,729        65,729
                                                                                                                       ----------

    Total Comprehensive Income                                                                                            155,295
                                                                                                                       ----------

    Stock purchased for
      treasury and benefit plans        -             -             -               -         (17,100)            -       (17,100)
    Earned compensation                 -        23,283         4,334          59,704               -             -        87,321
    Cash dividends declared
      ($.09 per share)                  -             -       (27,027)              -               -             -       (27,027)
                                  -------    ----------    ----------       ---------     -----------      --------    ----------
BALANCE - SEPTEMBER 30, 2002      $41,652    $3,965,993    $3,826,674       $(302,311)    $(1,794,254)     $131,897    $5,869,651
                                  =======    ==========    ==========       =========     ===========      ========    ==========


See notes to consolidated financial statements.
--------------------------------------------------------------------------------

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Nine Months Ended September 30,
                                                                    ---------------------------------
                                                                         2002                2001
                                                                    -------------         -----------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $   89,566        $   145,063
   Adjustments to reconcile net income to net cash provided
        by operating activities:
      Provision for loan losses                                            31,500             13,500
      Depreciation                                                         71,149             56,593
      Deferred benefit plan expense                                        95,546             85,055
      Earnings on bank-owned life insurance                               (41,815)           (41,037)
      Securities gains                                                   (100,592)            (4,607)
      Deferred income taxes                                                 6,035            (44,372)
      Decrease in accrued interest receivable                              24,821             71,656
      Increase in accrued interest payable                                155,802            223,158
      Other, net                                                           41,466             66,008
                                                                       ----------        -----------

         Net Cash Provided by Operating Activities                        373,478            571,017
                                                                       ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Available for sale securities:
      Sales                                                             3,127,110          4,922,329
      Maturities                                                        2,913,061          4,454,874
      Purchases                                                        (9,832,364)        (6,925,132)
   Held to maturity securities:
      Maturities                                                          560,969            521,236
      Purchases                                                                 -           (508,750)
   Net decrease in loans                                                4,048,068          1,212,861
   Purchase of bank premises and equipment                               (111,610)          (166,862)
   Redemption (purchase) of Federal Home Loan Bank stock                  (76,300)            41,500
                                                                       ----------        -----------

         Net Cash Provided by Investing Activities                        628,934          3,552,056
                                                                       ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                 (1,106,480)           253,253
   Net decrease in advances from borrowers for insurance and taxes       (125,025)          (199,496)
   Advances from Federal Home Loan Bank                                 6,500,000         10,181,200
   Repayment of Federal Home Loan Bank advances                        (5,570,788)       (11,211,399)
   Stock purchased for treasury and benefit plans                         (17,100)        (1,298,328)
   Payment of dividends                                                   (27,113)           (59,600)
                                                                       ----------        -----------

         Net Cash Used in Financing Activities                           (346,506)        (2,334,370)
                                                                       ----------        -----------

         Net Increase in Cash and Cash Equivalents                        655,906          1,788,703

CASH AND CASH EQUIVALENTS - BEGINNING                                   3,197,948          1,418,562
                                                                       ----------        -----------

CASH AND CASH EQUIVALENTS - ENDING                                     $3,853,854        $ 3,207,265
                                                                       ==========        ===========
SUPPLEMENTARY CASH FLOWS INFORMATION
   Interest paid                                                       $1,408,525        $ 1,811,904
                                                                       ==========        ===========

   Income taxes paid                                                   $   10,000        $    65,250
                                                                       ==========        ===========

See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                        6

STEELTON BANCORP, INC.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or any other period. The condensed financial statements include the accounts of Steelton Bancorp, Inc. (the "Corporation"), its wholly-owned subsidiary, Mechanics Savings Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Baldwin Investment Corporation. The Corporation's business is conducted principally through the Bank. Through its main office located in Steelton and its branch office located in Lower Swatara Township, Pennsylvania, the Bank provides retail banking services, with an emphasis on one-to-four family residential mortgages.

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

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." This Statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provision of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Corporation's financial condition or results of operations.





--------------------------------------------------------------------------------

STEELTON BANCORP, INC.
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended September 30, 2002 and 2001.

                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                          September 30,
                                                         -----------------------                -----------------------
                                                         2002               2001                2002               2001
                                                         ----               ----                ----               ----

Numerator, net income                                  $  92,978          $  58,511           $  89,566           $145,063
                                                       =========          =========           =========           ========

Denominators:
     Average basic shares outstanding                    266,368            302,943             264,324            324,308
     Average dilutive option effect                       20,835             18,334              20,942             17,456
     Average restricted stock effect                       3,268              3,799               3,356              3,376
                                                      ----------          ---------           ---------           --------

       Average Dilutive Shares Outstanding               290,471            325,076             288,622            345,140
                                                      ==========          =========           =========           ========
Earnings per share:
     Basic                                                $0.35               $0.19               $0.34              $0.45
                                                      ==========          =========           =========           ========

     Diluted                                              $0.32               $0.18               $0.31              $0.42
                                                      ==========          =========           =========           ========

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




--------------------------------------------------------------------------------

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income for the Corporation consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statement of stockholders' equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:


                                                      Three Months Ended                       Nine Months Ended
                                                          September 30,                           September 30,
                                                          -------------                           -------------
                                                    2002                2001                2002               2001
                                                    ----                ----                ----               ----

Unrealized holding gains on available for
     sale securities occurring during the
     period                                         $ 66,019           $ 220,288          $ 200,181           $246,039
Reclassification adjustment for (gains)
     losses included in net income                  (100,592)              1,235           (100,592)            (4,607)
                                                    --------           ---------          ---------           --------

       Net Unrealized Gains (Losses)                 (34,573)            221,523             99,589            241,432

Tax effect                                           (11,755)             75,318             33,860             82,087
                                                    --------           ---------          ---------           --------

       Net of Tax Other Comprehensive
            Income (Loss)                           $(22,818)          $ 146,205          $  65,729           $159,345
                                                    ========           =========          =========           ========






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

FORWARD - LOOKING STATEMENTS

The Corporation may from time-to-time make written or oral forward looking-statements, including statements contained in the Corporation's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Corporation's actual results may differ materially from the results anticipated in the forward-looking statements due to a variety of factors, including government monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business and changes in governmental regulations relating to the banking industry. The Corporation cautions that such factors are not exclusive. The Corporation does not undertake to update any forward-looking statements that may be made from time-to-time by, or on behalf of, the Corporation.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation's  significant  accounting policies is included in
Note 1 to the consolidated financial statements of the 2001 Annual Report to Stockholders on Form 10-KSB for the year ended December 31, 2001. Some of the policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses.

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

INCOME STATEMENT PERFORMANCE

For the quarter and nine months ended September 30, 2002, Steelton Bancorp reported net income of $92,978 and $89,566, respectively, compared with net income of $58,511 and $145,063 for the same periods in 2001. The increase in income for the current quarter compared to the same quarter last year is primarily attributable to gains on the sale of securities. The decline in year to date income is primarily attributable to the expenses related to conversion of the Corporation's data processing system to a new provider during 2002.

The primary source of revenue for the Corporation is net interest income, which represents the difference between interest income recognized on interest-earning assets such as loans and investments, and interest expense paid on interest-bearing liabilities such as deposits and Federal Home Loan Bank (FHLB) borrowings. Levels of net interest income are heavily dependent on the volume of interest-earning assets and interest-bearing liabilities as well as the interest rate environment and competitive conditions.



--------------------------------------------------------------------------------

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INCOME STATEMENT PERFORMANCE (CONTINUED)

For the quarter and nine months ended September 30, 2002, interest and dividend income decreased 14.7% and 15.4% to $858,807 and $2,640,019 from $1,006,827 and
$3,121,837 for the same periods of 2001, respectively. The decrease was a function of loan paydowns and absence of loan growth emphasis as well as the continued lower interest rate environment throughout 2002 as compared to the same periods of the previous year. Specifically, interest income on loans for the quarter and nine months ended September 30, 2002 decreased 13.4% and 12.1% to $655,930 and $2,027,970 from $757,609 and $2,307,458 for the third quarter and first nine months of 2001, respectively. The lower interest rate environment further impacted interest income as higher yielding investments have been called or matured to be replaced with lower yielding investment instruments.
Accordingly, total interest income from securities for the third quarter and first nine months of 2002 decreased 16.2% and 23.9% to $180,418 and $536,381 compared to $215,208 and $704,640 for the same periods in 2001.

Increased income on tax-exempt securities offset a decline in income on taxable securities as the Corporation expanded its portfolio of state and municipal bonds during 2002. Dividends on FHLB stock declined in 2002 due to the combined effect of redemptions and lower dividend rate.

On a more positive note, interest expense decreased $141,258 or 22.1% in the third quarter and $470,735 or 23.1% in the first nine months of 2002 compared to the same periods of 2001. The cause of reduction was twofold. First, as a result of rates on deposits being lowered mid-year in 2001 to better match the overall rate environment, interest expense on deposits for the quarter ended September 30, 2002 decreased 31.8% to $243,293 from $356,642 for the same quarter of 2001 and 29.3% to $806,603 from $1,141,548 compared to the first nine months of 2001. Second, new borrowings from FHLB, at lower interest rates, resulted in lower related interest expense. Specifically, interest expense on FHLB advances decreased 9.9% and 15.2% for the third quarter and first nine months of 2002 to $253,956 and $757,724 compared to $281,865 and $893,514 for the same periods of the previous year, respectively.

Overall, net interest income declined $6,762 or 1.8% from the third quarter of 2001 and $11,083 or 1.0% compared to the first nine months of 2001.

The provision for loan losses was $10,500 for the third quarter of 2002, compared to $6,500 for the same quarter of 2001 and $31,500 for the first nine months of 2002, compared to $13,500 for the same period in the previous year. The increased provision in 2002 is responsive to higher charge-offs and non-performing loans more fully discussed in the asset quality section of this report.

Noninterest income, excluding securities gains or losses, remained relatively flat increasing $3,276 or 4.5% and 2,106 or 1.0% comparing the third quarter and nine months ended September 30, 2002 and 2001, respectively.

Sales activity for the third quarter of 2002 with respect to investment securities resulted in gains of $100,592. Gains and losses from security sales were minimal in 2001.

--------------------------------------------------------------------------------

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INCOME STATEMENT PERFORMANCE (CONTINUED)

Noninterest expense, exclusive of the conversion costs previously discussed, experienced modest increases of $27,639 and $59,990 or 7.6% and 5.3% for the third quarter and first nine months of 2002 compared to the same periods of 2001, respectively. Total noninterest expense, exclusive of conversion costs of $14,063 for the quarter and $95,777 for the year to date period, was $388,963 and $1,181,678 for the quarter and nine months ended September 30, 2002 compared to $361,324 and $1,121,688 for the same periods of the previous year, respectively. Professional fees increased significantly due to legal expenses incurred through collection efforts on delinquent loans.

Income tax expense recorded on 2001 income resulted in an effective tax rate of 19% for the quarter and 16% for the year to date period comparatively. The effective tax rate fluctuated in conjunction with the proportion of tax-free income from investments and bank-owned life insurance to the pre-tax income for each period. Income tax expense of $31,686 or 25% of pre-tax income was recorded for the third quarter of 2002. Year to date for 2002, a tax benefit of $3,965 was recorded as tax-exempt income exceeded pre-tax income.

BALANCE SHEET ANALYSIS

Total assets increased slightly by $167,378 or 0.3% from December 31, 2001 until September 30, 2002. The increase was primarily attributable to the net effect of $4.0 million or 11.1% decrease in net loans receivable and $3.9 million or 37.9% increase in investment securities available for sale. The decline in loans was due primarily to normal run-off that was not replaced with new loan growth. The Corporation is not emphasizing loan growth due to pricing competition. The increase in securities is primarily due to investments in GNMA mortgage-backed securities and state and municipal bonds funded by advances from the FHLB. There were no significant changes in the status of the Corporation's overall liquidity from December 31, 2001 until September 30, 2002.

Regulatory capital ratios for the bank were as follows at September 30, 2002 compared with December 31, 2001 and the minimum requirements:


                               September 30,  December 31,      Minimum
                                   2002          2001        Requirements
                               ------------   ------------    ------------

Total risk-based capital          20.15%        18.98%           8.00%
Tier 1 risk-based capital         19.89%        18.44%            N/A
Tier 1 capital                     9.05%         8.84%           4.00%



--------------------------------------------------------------------------------

             PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



ASSET QUALITY

Net charge-offs for the nine months ended September 30, 2002, totaled $21,476 compared to $18,327 for the same period of 2001. Personal consumer loans comprised the majority of 2002 charge-offs as of September 30, 2002.

Nonperforming loans were down $9,842 to $626,155 at September 30, 2002 from $635,997 at December 31, 2001. Included in nonperforming loans at September 30, 2002 were nonaccrual loans totaling $498,790, which consisted primarily of mortgage loans on single-family residences with loan to value ratios of approximately 75%. Nonperforming loans also included loans past due 90 days or more totaling $127,365 compared to $-0- at December 31, 2001. The Corporation held foreclosed real estate totaling $30,631 at September 30, 2002 and December 31, 2001. Nonperforming assets represented 1.1% of total assets at September 30, 2002 compared to 1.2% at December 31, 2001.

The allowance for loan losses totaled $157,722 at September 30, 2002, compared to $147,697 at December 31, 2001. The allowance represents .48% and .40%, of total loans at September 30, 2002 and December 31, 2001, respectively. The allowance provided coverage for nonperforming loans at a rate of 0.25 times at September 30, 2002 compared to 0.23 times at December 31, 2001.

Management periodically reviews the adequacy of the allowance for loan losses and believes the allowance is adequate at September 30, 2002.




--------------------------------------------------------------------------------

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION



Item 1.      Legal Proceedings
             -----------------

             From time to time, the Corporation and its subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 2002, there were no legal proceedings to which the Corporation or its subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

             None

Item 5.      Other Information
             -----------------

             None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)    Exhibits.

                    Certification Pursuant to 18 U.S.C. Section 1350.

             (b)    Reports on Form 8-K

                    None.


Signatures


Section 302 and 906 Certifications


--------------------------------------------------------------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  STEELTON BANCORP, INC.


Date:    November 13, 2002        By:  /s/ Harold E. Stremmel
                                       ---------------------------------------
                                        Harold E. Stremmel
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:    November 13, 2002        By:  /s/ Shannon Aylesworth
                                       ---------------------------------------
                                        Shannon Aylesworth
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                            SECTION 302 CERTIFICATION



I, Harold E. Stremmel, President and Chief Executive Officer of Steelton Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Steelton Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)  presented  in  this  quarterly  report  our  conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                   /s/Harold E. Stremmel
       ------------------                  -------------------------------------
                                           Harold E. Stremmel
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


I, Shannon Aylesworth, Chief Financial Officer of Steelton Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Steelton Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)  presented  in  this  quarterly  report  our  conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002               /s/Shannon Aylesworth
       -----------------               -----------------------------
                                       Shannon Aylesworth
                                       Chief Financial Officer