Form 10KSB
period 2002-12-31
STEELTON BANCORP INC
filed 2003-03-28
CIK 1081212

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2002
                               -----------------
                                     - OR -

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                   to
                                    -----------------    -----------------
Commission file number:   0-26499
                          -------

                             Steelton Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Pennsylvania                                  25-1830745
    ---------------------------------------------             ----------
      (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

    51 South Front Street, Steelton, Pennsylvania               17113
    ---------------------------------------------               -----
   (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:           (717) 939-1966
                                                              --------------
Securities registered pursuant to Section 12(b) of the Act:        None
                                                                   ----
Securities registered pursuant to Section 12(g) of the Act:

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 2002 were $3,881,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price of such stock as of February 24, 2003, was approximately $4.5 million.

         As of February 24, 2003, the registrant had 299,887 shares of Common Stock outstanding.

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

         On December 20, 2002, the Corporation entered into a definitive agreement to merge into Sun Bancorp, Inc. of Selinsgrove, Pennsylvania. The transaction has been approved by the boards of both companies. It is expected to close in the second quarter of 2003, pending regulatory approval and approval of the Corporation's shareholders. Under the terms of the agreement, Sun Bancorp, Inc. will acquire the Corporation and merge the Bank into Sun Bancorp, Inc.'s subsidiary bank, SunBank, in an all cash transaction valued at $22.04 per share or approximately $7.2 million in the aggregate.

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

Lending Activities

         The following table sets forth information concerning the composition of the Bank's loan portfolio by loan category at the dates indicated.


                                                       At December 31,
                                            -----------------------------------
                                                   2002               2001
                                            -----------------   ---------------
                                               $         %         $        %
                                            ------     -----    ------    -----
                                                    (Dollars in thousands)
Type of Loans:
--------------
Real estate:
  1-4 family.............................  $28,225      95.0%  $35,827     96.3%
  Non-residential........................      555       1.9       381      1.0
Consumer loans...........................      847       2.8       935      2.5
Commercial (business) loans..............       77       0.3        69      0.2
                                            ------     -----    ------    -----
Total loans..............................   29,704     100.0%   37,212    100.0%
                                            ------     =====    ------    =====
Less:
  Loans in process.......................      235                 205
  Deferred loan origination fees, net....      190                 243
  Allowance for loan losses..............      256                 148
                                           -------             -------
Total loans, net.........................  $29,023             $36,616
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

         The Bank generally underwrites its fixed rate mortgage loans to meet the secondary market standards of the Federal Home Loan Mortgage Corporation ("FHLMC") but also makes limited non- conforming loans. While the Bank is an approved FHLMC seller/servicer, it generally does not sell its mortgage loans in the secondary market. The Bank may in the future sell fixed rate mortgage loans in the secondary market, as markets and the Bank's own portfolio needs dictate.

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

         Non-residential and Multi-Family Real Estate Loans. The Bank originates a limited number of multi-family and non-residential real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and space occupied by local fraternal, church or service organizations. The Bank requires no less than 25% downpayment or equity for commercial real estate mortgage loans. Essentially all originated commercial real estate loans are within the Bank's market area and all are within Pennsylvania. The Bank's largest commercial real estate loan had a balance of $412,000 on December 31, 2002 and was secured by an apartment building located in the Bank's market area.

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

         Consumer Loans. As of December 31, 2002, consumer loans amounted to 2.8% of the Bank's total loan portfolio and consisted primarily of personal loans (secured and unsecured), savings secured loans (share loans), auto loans, and credit card loans. Consumer loans are originated in the Bank's market area and have maturities of up to 15 years. On share loans, the Bank will lend up to 90% of the account balance.

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

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of December 31, 2002, the Bank's largest aggregation of loans to one borrower was $412,000 consisting of an apartment building in the Bank's market area, which was within the Bank's legal lending limit to one borrower at that date. At December 31, 2002, this loan was current.

         Non-performing and Problem Assets. Non-performing assets include nonaccrual loans, loans greater than 90 days past due, foreclosed real estate, and troubled debt restructurings. As of the end of the last two fiscal years, the Bank's nonperforming assets were limited to nonaccrual loans and foreclosed real estate as presented in the following table.



                                                             At December 31,
                                                             ---------------
                                                            2002         2001
                                                            ----         ----
                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  1-4 family residential real estate................        $ 86         $108
  Non-residential...................................          70           58
Non-mortgage loans:
  Home equity.......................................         380          427
  Other consumer....................................          38           42
                                                            ----         ----
     Total non-accruing loans.......................         574          635
                                                            ----         ----
 Foreclosed real estate.............................          29           31
                                                            ----         ----
Total non-performing assets.........................        $603         $666
                                                            ====         ====
Total non-performing loans to net loans.............        1.97%        1.72%
                                                            ====         ====
Total non-performing assets to total assets.........        1.04%        1.17%
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

         During the year ended December 31, 2002, approximately $29,786 of interest would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire period. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during 2002 was insignificant.

         Classified Assets. Management, in compliance with OTS guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount considered prudent by management. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged- off. This allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

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

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At December 31, 2002, internally classified assets were $562,794, all rated as substandard.

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated. The allowance was increased significantly in 2002, specifically in the portion allocated to one- to four-family residential mortgages to address deterioration which became evident during the year in a group of loans related to one borrower that totaled $333,000 at December 31, 2002 and were on non-accrual status at that date.

                                                     At or for the year ended
                                                     ------------------------
                                                           December 31,
                                                     ------------------------
                                                        2002          2001
                                                     ---------       --------
                                                      (Dollars in thousands)

Total loans outstanding (net)....................      $29,023       $36,616
                                                       =======       =======
Average loans outstanding........................      $30,516       $37,056
                                                       =======       =======
Allowance balance (at beginning of period).......      $   148       $   150
Provision for loan losses........................          142            24
Charge-offs (consumer), net......................          (34)          (26)
                                                       -------       -------
Allowance balance (at end of period).............      $   256       $   148
                                                       =======       =======
Allowance for loan losses as a percent
  of total loans outstanding.....................        0.87%         0.40%
Loans charged off as a percent
  of average loans outstanding...................        0.11%         0.07%

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                         At December 31,
                                  -------------------------------------------------------------
                                                2002                                    2001
                                  ------------------------------  -----------------------------
                                                     Percent of                     Percent of
                                  Allowance   % of    Loans to    Allowance   % of   Loans to
                                    Amount   Total   Total Loans   Amount    Total  Total Loans
                                    ------   -----   -----------   ------    ------------------
                                                    (Dollars in thousands)
At end of period allocated to:
1-4 family.......................     $199      78%      95.0%      $ 99       67%      96.3%
Non-residential real estate......        1       -        1.9          1        1        1.0
Consumer.........................       48      19        2.8         40       27        2.5
Commercial (business)............        8       3        0.3          8        5        0.2
                                      ----     ---      -----       ----      ---      -----
Total allowance..................     $256     100%     100.0%      $148      100%     100.0%
                                      ====     ===      =====       ====      ===      =====


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

         Composition of Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.


                                                               At December 31,
                                                               ---------------
                                                               2002       2001
                                                               ----       ----
                                                               (In thousands)
Securities Held to Maturity (at amortized cost):
 Certificates of Deposit..............................      $   100    $   100
 Mortgage-backed Securities...........................          516        965
 Obligations of State and Local Governments...........          963      1,297
                                                            -------    -------
   Total Securities Held to Maturity..................        1,579      2,362
                                                            -------    -------

Securities Available for Sale (at fair value):
 U.S. Government and Federal Agencies.................            -        414
 Mortgage-backed Securities...........................       16,823      9,168
 Corporate obligations................................          371        350
 Obligations of State and Local Governments...........          697        427
                                                            -------    -------
   Total Securities Available for Sale................       17,891     10,359
                                                            -------    -------

 Total Investment Securities..........................      $19,470    $12,721
                                                            =======    =======

         Mortgage-backed Securities. These securities are participation certificates that are secured by interests in pools of mortgages. At December 31, 2002, the Bank held mortgage-backed securities totaling $17.3 million that were issued and guaranteed by federal agencies. All of the Bank's investments in mortgage-backed securities are secured by single-family mortgages.

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at December 31, 2002.

                                                                                                 More than     Total Investment
                                   Less than One Year  One to Five Years   Five to Ten Years     Ten Years       Securities
                                   ------------------  -----------------   ----------------- ----------------  ----------------
                                   Carrying  Average   Carrying Average    Carrying Average  Carrying Average  Carrying Average
                                     Value    Yield     Value    Yield       Value   Yield    Value   Yield     Value   Yield
                                     -----    -----     -----    -----       -----   -----    -----   -----     -----   -----
                                                                         (Dollars in thousands)
Certificates of Deposit........      $   -        -%     $ 100       5.2%   $    -       -%  $     -      -%  $   100     5.2%
Mortgage-backed
  securities...................          -        -        269       4.0       297     4.2    16,773    4.2    17,339     4.2
Corporate obligations..........          -        -          -         -         -       -       371    8.7       371     8.7
Obligations of State and
  local governments............        150      4.1          -         -     1,112     4.9       398    4.8     1,660     4.8
                                     -----      ---      -----       ---    ------     ---   -------    ---   -------     ---
  Total........................      $ 150      4.1%     $ 369       4.3%   $1,409     4.7%  $17,542    4.3%  $19,470     4.3%
                                     =====      ===      =====       ===    ======     ===   =======    ===   =======     ===


Source of Funds

         Deposits. The Bank's current deposit products include certificates of deposit accounts ranging in terms from 90 days to ten years as well as individual retirement accounts, checking, savings, NOW, money market and club accounts.

         Interest rates on deposits are set weekly by senior management, based upon a number of factors, including: (1) the Bank's need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) the Bank's current cost of funds and its yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the FHLB of Pittsburgh. Information regarding the average amount of and the average rate paid on various types of deposits for the two years ended December 31, 2002 is set forth under "Item 6. Management's Discussion and Analysis or Plan of Operation."

         Because of the large percentage of certificates of deposit in the deposit portfolio (62% at December 31, 2002), the Bank's liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with the Bank after they mature and the Bank believes that this will continue. However, the need to retain these time deposits could result in an increase in the Bank's cost of funds.

                  The   following   table   shows  the   amount  of  the  Bank's
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.


                                                    Certificates
Maturity Period                                     of Deposits
---------------                                     -----------
                                                   (In thousands)
Three months or less........................          $   370
Over three through six months...............              542
Over six through twelve months..............              383
Over twelve months..........................            2,005
                                                      -------
                                                      $ 3,300
                                                      =======

         Borrowings. The Bank, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. Advances maturing within one year at December 31, 2002 totaled approximately $5.0 million. See Note 7 of the Notes to the Consolidated Financial Statements.

Personnel

         As of December 31, 2002, the Bank had 15 full-time equivalent employees.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         Federal law was amended by the Gramm Leach Bliley Act, which went into effect in 2000, to effectively prohibit the Corporation from affiliating in any way with a non-financial company and to permit it to become affiliated with securities firms and insurance companies. These changes to federal law do not impact the current business of the Corporation. Unlike savings and loan holding companies that may be created in the future, the Corporation generally is not restricted in the type of business in which it may engage, provided that the Bank maintains a specified amount of its assets in housing related investments.

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Corporation's expenses.

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

         The following table presents the Bank's compliance with its regulatory capital requirements:


                                                    At December 31, 2002
                                                 -------------------------
                                                                Percentage
                                                                   of
                                                                Applicable
                                                  Amount          Assets
                                                  ------        ----------
                                                  (Dollars in Thousands)
Tangible capital........................          $5,088          8.88%
Tangible capital requirement............             859          1.50%
                                                  ------         -----
Excess..................................          $4,229          7.38%
                                                  ======          ====

Core capital............................          $5,088          8.88
Core capital requirements...............           2,292          4.00%
                                                  ------         -----
Excess..................................          $2,796          4.88%
                                                  ======          ====

Total risk-based capital ...............          $5,344         21.20%
Total risk-based capital requirement ...           2,017          8.00%
                                                  ------         -----
Excess..................................          $3,327         13.20%
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

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of December 31, 2002, the Bank was in compliance with its QTL requirement with 82% of its assets invested in QTIs.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2002, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a) The Corporation owns its main office and branch office located in Dauphin County, Pennsylvania. The main office is located in Steelton, Pennsylvania and the branch office is located in Lower Swatara Township. The Corporation's total investment in office property and equipment was $2.1 million with a net book value of $1.6 million at December 31, 2002.

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Corporation's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Corporation's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business - Lending Activities,"" and "Item 2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which the Registrant is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The Corporation's common stock has been traded on the OTC-Bulletin Board under the trading symbol of "SELO" since it commenced trading on July 9, 1999. The following table reflects the high and low bids for the Corporation's common stock during the quarters indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following quotations and cash dividends have
                                ------------------------------------------------
been adjusted to take into account stock dividends where warranted.
------------------------------------------------------------------

2002                                High       Low    Cash Dividends per share
First Quarter..........      ..   $18.83    $16.84                --
Second Quarter.................   $19.82    $17.09             $0.09
Third Quarter .................   $19.67    $18.17                --
Fourth Quarter.................   $21.41    $19.17             $0.09
2001                   ......
First Quarter..........      ..   $16.40    $12.42                --
Second Quarter.................   $16.14    $12.92             $0.09
Third Quarter..................   $19.50    $15.15                --
Fourth Quarter.................   $19.00    $11.43             $0.09
                       ......
         The number of stockholders of record of common stock as of February 24, 2003, was approximately 163. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At February 24, 2003, there were 299,887 shares outstanding. The Corporation's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the Conversion, or (2) the regulatory requirements imposed by the OTS.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

          The following is a discussion of the financial condition and results of operations of the Corporation and the Bank, and should be read in conjunction with the accompanying Consolidated Financial Statements.

Critical Accounting Policies
----------------------------

         Disclosure of the Corporation's significant accounting policies is included in Note 2 to the consolidated financial statements. Certain of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Senior management has discussed the development of such estimates, and related Management's Discussion and Analysis disclosure, with the audit committee of the board of directors. The following accounting policies are the ones identified by management to be critical to the results of operations:

         Allowance for Loan Losses - The allowance for loan losses is the estimated amount considered adequate to cover credit losses inherent in the outstanding loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, charged against income. In determining the allowance for loan losses, management makes significant estimates and, accordingly, has identified this policy as probably the most critical for the Corporation.

         Management performs regular evaluations of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent), the present value of future cash flows and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

         The analysis has two components, specific and general allocations. Collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank's historical loan loss experience, delinquency rates and general economic conditions are used to establish general allocations for the remainder of the portfolio.

         During 2002, management significantly revised its estimate of the specific allocation related to a group of loans to one borrower that totaled $333,000 at December 31, 2002. The change in estimate was precipitated by recent appraisals that reflected substantial declines in value of the collateral supporting the loans. As a result of the change in estimate, $100,000 of additional provision expense was recognized to increase the allowance for loan losses.

         Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment to the Board of Directors and the Audit Committee.

         Stock-based Compensation - The Corporation follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for its stock option plan. Accordingly, no compensation expense has been recognized in the financial statements of the Corporation. If compensation cost of the plan had been recognized, net income for 2002 would have been reduced by $23,000.

         The Corporation calculates the compensation cost of the options by using the Black-Scholes method to determine the fair value of the options granted. In calculating the fair value of the options, the Corporation makes assumptions regarding the risk-free rate of return, the expected volatility of the Corporation's common stock and the expected life of the option. Management has no current plans to begin recognizing expense associated with such plans.

Financial Condition
-------------------

         Assets increased $863,000 or 1.5% to $57.9 million at December 31, 2002, compared with $57.0 million at the end of 2001. The modest balance sheet growth was primarily attributable to a net increase in the investment portfolio of $6.7 million or 53% to $19.5 million at December 31, 2002 compared to $12.7 million at the end of 2001. Also, cash and cash equivalents increased $1.4 million or 45.5% to $4.7 million at December 31, 2002, compared with $3.2 million at December 31, 2001 due to loan principal repayments and the sale of fixed rate investment securities. Offsetting this increase was a $7.6 million or 20.7% decrease in loan balances from $36.6 million to $29.0 million for 2001 and 2002, respectively. The decline in loans was due to loan payoffs not replaced with new loan growth. The Bank is not emphasizing loan growth due to pricing competition. The increase in securities is due to investments in GNMA and FNMA mortgage-backed securities funded by cash received from loan payments and FHLB borrowings. FHLB borrowings increased $732,000 or 4.2% to $17.9 million compared to $17.2 million at the end of 2001.

Discussion of 2002 Performance
------------------------------

Summary

         Net income decreased to $1,277 in 2002 from $192,000 in 2001 primarily as a result of higher loan loss provision, data processing system conversion costs of $96,000 and a 57.6% increase in professional fees. Net interest income declined 6% due primarily to loan runoff. Noninterest income was benefited by securities gains of $177,000 in 2002 compared with $12,000 in 2001. The combination of these factors resulted in the significant decline in net income.

Net Interest Income

         The most significant source of revenue for the Bank is net interest income, which is determined by: (i) the difference between rates of interest the Bank earns on its interest-earning assets and the rates the Bank pays on interest-bearing liabilities (interest rate spread); and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is heavily impacted by competition, the interest rate environment and the level and composition of the Bank's interest-earning assets and interest-bearing liabilities.

         Interest income decreased $656,000 or 16.1% primarily as a result of the lower interest rate environment, loan payoffs and the absence of loan growth. Although there was growth in the investment portfolio, the overall lower interest rate environment resulted in a decrease of $190,000 or 21.9% in the interest income on securities. Dividends received on FHLB stock declined in 2002 as a result of a much lower dividend rate.

         Interest expense on deposits decreased $422,000 or 28.8% to $1.5 million at December 31, 2002 compared to $1.5 million at the end of 2001. This reduction is primarily due to the lowering of interest rates offered on deposits in 2001 to better match the overall rate environment. Interest expense associated with FHLB borrowings decreased $145,000 or 12.6% to $1.0 million compared to $1.1 million for the end of 2002 and 2001, respectively. Although the balances of FHLB borrowings increased in 2002, the Bank is benefiting from the current lower costing interest rates. The overall effect was a decrease to 4.29% from 4.89% in the Bank's cost of funds.

         The net result of the factors mentioned above was a decrease in the Bank's net interest income of $89,000 or 6% despite the net interest margin improving from 2.47% in 2001 to 2.57% in 2002.

Asset Quality and the Provision for Loan Losses

         Total problem loans decreased 9.6% from December 31, 2001, however, the percentage of problem loans to total loans increased from 1.72% in 2001 to 1.97% for 2002. Approximately 58% of total problem loans are related to loans to one borrower. An increase of $118,000 in the provision for loan losses is a result of these problem loans. Recent appraisals reflected substantial declines in the collateral values of these related loans. Management believes that at December 31, 2002, there are adequate reserves for its problem loans.

Non-interest Income and Non-interest Expense

         Non-interest income increased $159,000 or 51.1% in total in 2002, compared with 2001, due to an increase in gains on sales of investment securities from $12,000 in 2001 to $176,000 for 2002. Service fees showed a modest increase of $8,000 or 4.5%, while earnings on Bank-owned life insurance for 2002 remained consistent with 2001 results. Other sources of income declined by $12,000 or 16.6%, primarily as a result of reduced rental income.

         Non-interest expenses increased $242,000 or 15.9% in total in 2002. Costs of $96,000 associated with the conversion of data processors and an increase of $82,000 or 57.6% in professional fees related to legal matters and research associated with the planned merger of the Corporation with SunBank. Personnel costs increased by $37,000 or 4.7% due to merit increases and additional costs associated with the Employee Stock Ownership Plan and the Restricted Stock Plan. In addition, equipment costs increased $21,000 or 24.4% during the year primarily due to increased depreciation expense related to the drive-through and ATM facilities at the main office.

Income Tax Expense

         For the year 2002 a tax benefit of $68,000 was recorded due to the pre-tax loss incurred in 2002 and the impact of tax-exempt income from municipal investments and bank-owned life insurance. Income tax expense of $30,625 for 2001 resulted in an effective tax rate of 13.7%.

Liquidity and Capital Resources

         The Bank's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investment securities, advances from the Federal Home Loan Bank ("FHLB") and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and meet operating expenses. At December 31, 2002, the Bank could borrow an additional $16.5 million from the FHLB based on qualifying collateral.

         Approximately $10.4 million of the Bank's time deposits are scheduled to mature within the next 12 months. It has been the Bank's experience that a substantial portion of such maturing deposits remain with the Bank.

         As in the prior year, the Bank's capital measures continue to remain strong and are well in excess of the threshold required for "Well Capitalized" designation.

Off-Balance Sheet Arrangements

         At  December   31,  2002,   the  Bank  had  minimal  loan   commitments
outstanding. Refer to Note 14 of the consolidated financial statements for additional information.

Average Balance Sheet

         The following table sets forth a summary of average balances of assets and liabilities as well as average yield and cost information. Average balances are based upon month-end balances, however, the Corporation does not believe the use of month-end balances differs significantly from an average based upon daily balances. There have been no tax equivalent adjustments made to yields.


                                                                     Year Ended December 31,
                                         -------------------------------------------------------------------------------
                                                             2002                                      2001
                                         ----------------------------------------  ------------- -----------------------
(dollars in thousands)                         Average                   Average         Average                 Average
                                               Balance     Interest     Yld/Cost         Balance     Interest    Yld/Cost
                                         ------------- --------------------------  ------------- -----------------------
Interest-earning assets:
  Loans receivable(1)                          $33,669      $2,627          7.80%        $37,056      $3,063       8.27%
  Investment securities:
    Taxable                                     13,626         582          4.27%         13,819         779       5.64%
    Non-taxable                                  2,076          94          4.53%          1,725          86       4.99%
  Other interest-earning assets                  3,452         107          3.10%          6,098         138       2.26%
                                         ------------- --------------------------  ------------- -----------------------
  Total interest-earning assets                $52,823      $3,410          6.46%        $58,698      $4,066       6.93%
                                                       --------------------------                -----------------------
Noninterest-earning assets                       4,451                                     2,871
                                         -------------                             -------------
     Total assets                              $57,274                                   $61,569
                                         =============                             =============

Interest-bearing liabilities:
  NOW/Money market                              $3,129         $30          0.96%       $  3,461         $46       1.33%
  Savings                                        6,331          95          1.50%          5,776         131       2.27%
  Certificates of deposit                       20,852         918          4.40%         21,889       1,288       5.88%
  FHLB advances                                 17,505       1,008          5.76%         22,447       1,153       5.14%
                                         ------------- --------------------------  ------------- -----------------------
     Total interest-bearing liabilities        $47,817      $2,051          4.29%        $53,573      $2,618       4.89%
                                                       --------------------------                -----------------------
Noninterest-bearing liabilities                  3,695                                     2,937
Stockholders' Equity                             5,762                                     5,059
                                         -------------                             -------------
     Total Liabilities and
          Stockholders' Equity                 $57,274                                   $61,569
                                         =============                             =============

Net interest income/spread(2)                               $1,359          2.17%                     $1,448       2.04%
                                                       ===========---------------                ===========------------
Net yield on interest-earning
   assets(3)                                                                2.57%                                  2.47%
                                                                  ---------------                           ------------
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                                                    110.47%                                109.57%
                                                                  ---------------                           ------------

-----------------
(1)  Average balances include non-accrual loans.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

         The table below sets forth certain information regarding changes in the Corporation's interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by last year's rate); (ii) changes in rates (changes in rate multiplied by last year's average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).


                                                     2002 Compared to 2001
                                                   Increase(Decrease) Due To:

                                                                          Rate/
(in thousands)                                 Volume    Rate    Volume   Total
                                             -----------------------------------

Interest income:
  Loans receivable                             $(280)   $(172)   $  16    $(436)
  Investment Securities:
    Taxable                                      (11)    (189)       3     (197)
    Non-Taxable                                   17       (7)      (2)       8
  Other interest-earning assets                  (60)      51      (22)     (31)
                                               --------------------------------
    Total interest-earning assets              $(334)   $(317)   $  (5)   $(656)

Interest expense:
  NOW/Money market                             $  (4)   $ (13)   $   1    $ (16)
  Savings                                         13      (44)      (4)     (35)
  Certificates of deposit                        (61)    (324)      15     (370)
  FHLB advances                                 (255)     139      (30)    (146)
                                               --------------------------------
     Total interest-bearing liabilities        $(307)   $(242)   $ (18)   $(567)
                                               --------------------------------

Net change in interest income                  $ (27)   $ (75)   $  13    $ (89)
                                               ================================


Market Risk Analysis

         Qualitative Analysis. Because the majority of the Bank's assets and liabilities are sensitive to changes in interest rates, the Bank's most significant form of market risk is interest rate risk.

         An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Bank's assets mature or reprice more quickly or to a greater extent than its liabilities, the Bank's net portfolio value ("NPV")and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if the Bank's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Bank's NPV and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Bank's policy has been to address the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by maintaining sufficient liquid assets for material and prolonged changes in interest rates and by originating loans with shorter terms to maturity such as construction, commercial and consumer loans. In addition, the Bank has invested in adjustable-rate mortgage-backed securities as an interest risk management strategy.

         Quantitative Analysis. In order to encourage savings associations to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its NPV to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point ("bp") change in market interest rates. A resulting change in NPV of more than 2% of the estimated present value of total assets ("PV") will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. Based on the Bank's asset size and risk-based capital, the Bank has been informed by the OTS that it is exempt from this rule. Nevertheless, the following table presents the Bank's NPV at December 31, 2002, as calculated by the OTS, based on quarterly information voluntarily provided to the OTS.


                                Net Portfolio Value
        Changes      ---------------------------------------
       In Market
    Interest Rates   $ Amount      $ Change     % Change         NPV Ratio(1)
------------------------------------------------------------------------------
  (basis points)      (Dollars in Thousands)
        +300            3,603       $(1,322)      (27)%            6.41%
        +200            4,395          (530)      (11)             7.64
        +100            4,929             3         -              8.40
           0            4,925             -         -              8.29
        -100            4,493          (432)       (9)             7.52

----------------
(1)  Calculated as the estimated NPV divided by present value of total assets.

         Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results.

         The Bank's Board of Directors reviews the Bank's asset and liability policies on an annual basis. The Board of Directors meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management administers the policies and determinations of the Board of Directors with respect to the Bank's asset and liability goals and strategies.

Item 7. Financial Statements
----------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The following table sets forth information with respect to the Corporation's directors and executive officers.

                         Age at                                                Year First   Current
                      December 31,                                              Elected or  Term to
Name                      2002                         Position               Appointed(1)   Expire
----                      ----                         --------               ------------   ------
Harold E. Stremmel         68         President, Chief Executive Officer          1991        2006
                                      and Director
James S. Nelson            54         Executive Vice President and Director       1994        2003
Richard E. Farina          70         Director                                    1966        2005
Victor J. Segina           75         Director                                    1980        2004
James F. Stone             74         Director                                    1970        2004
Joseph A. Wiedeman         63         Director                                    1979        2006
Shannon Aylesworth         32         Chief Financial Officer                     1999        N/A

----------------
(1) Refers to the year the individual first became a director or officer of the Bank. All directors of the Bank became directors of the Corporation upon its formation in 1999.

     Biographical Information. Set forth below is the business experience for the past five years of each of the directors and executive officers of the Corporation.

         Harold E. Stremmel serves as the President and Chief Executive Officer and has been a member of the Board of Directors since 1991. Mr. Stremmel has been Chief Executive Officer of the Bank since 1987. He is the past president and treasurer of the Harrisburg East Shore Kiwanis Club and was previously the treasurer of the New Steelton Association.

         Joseph A. Wiedeman serves as Treasurer and has been a member of the Board of Directors since 1979. Since 1974, Mr. Wiedeman has been a majority stockholder of Wiedeman & Douty, P.C., Certified Public Accountants, an accounting firm located in Steelton, Pennsylvania.

         James S. Nelson serves as the Executive Vice President of the Corporation and has been a member of the Board of Directors since 1994. Mr. Nelson is also Executive Vice President and Chief Lending Officer of the Bank and has been employed by the Bank since 1987.

         Richard E. Farina has been a member of the Board of Directors since 1966. Since 1994, Mr. Farina has been retired. He was previously a branch manager for the Pennsylvania Insurance Company in Harrisburg, Pennsylvania.

         Victor J. Segina has been a member of the Board of Directors since 1980 and also serves as Secretary. Mr. Segina retired in 1998. He was previously the owner of an architectural firm located in Harrisburg, Pennsylvania. Mr. Segina serves on the Building Commission of the Harrisburg Catholic Diocese.

     James F. Stone has been a member of the Board of Directors since 1970. He has been retired since 1992. Mr. Stone was previously the owner of Stone Funeral Home in Steelton, Pennsylvania.

     Shannon Aylesworth serves as Chief Financial Officer of the Corporation. She has been Chief Financial Officer of the Bank since 1996 and a Vice President of the Bank since January, 1999. Ms. Aylesworth has been employed by the Bank since 1990.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Corporation's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission and to provide copies of those reports to the Corporation. The Corporation is not aware of any beneficial owner, as defined under Section 16(a), of more than ten percent of its Common Stock. To the best of the Corporation's knowledge, all section 16(a) filing requirements applicable to its officers and directors were complied with during the 2002 fiscal year.

Item 10. Executive Compensation
-------------------------------

Compensation of Directors

         Board Fees. The Corporation does not presently compensate its directors for membership on the Board of Directors. Each director of the Corporation is also a director of the Bank. During 2002, each director was paid a fee of $6,900. The chairman of the board, the secretary, and the treasurer receive an additional yearly fee of $2,925, $2,925, and $2,085, respectively. Directors do not receive compensation for attending committee meetings. The total fees paid to the directors for the year ended December 31, 2002 were approximately $51,335.

         Stock Awards. In 2000, each non-employee director was awarded 2,122 options to purchase shares of Common Stock at an exercise price of $8.33 per share under the Steelton Bancorp, Inc. 2000 Stock Option Plan (the "Option
Plan")  and 841  shares  of  Common  Stock  under  the  Mechanics  Savings  Bank
Restricted Stock Plan (the "RSP"), as adjusted for the stock dividends distributed by the Corporation. Stockholders of the Corporation approved these awards at a special meeting of stockholders held February 3, 2000. These awards vest at the rate of 20% on the one year anniversary of the date of stockholder approval, and 20% annually thereafter.

Executive Compensation

         General. The Corporation has no full time employees and relies on the employees of the Bank for the limited services required by the Corporation. All compensation paid to officers of the Corporation is paid by the Bank.

         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the Corporation's President and Chief Executive Officer. No executive officer received a total annual salary and bonus in excess of $100,000 for 2002.

                                                                               Long Term              All Other
                                          Annual Compensation                Compensation            Compensation
                                 ----------------------------------  ----------------------------    ------------
                                                                       Restricted      Securities
Name and               Fiscal                         Other Annual       Stock         Underlying
Principal Position      Year      Salary    Bonus   Compensation(1)     Award           Options
------------------      ----      ------    -----   ---------------     -----           -------
Harold E. Stremmel,     2002     $67,462   $   -        $6,900       $     -               -          $12,047(4)
President and CEO       2001      66,773       -         6,263             -               -           10,304
                        2000      62,702       -         6,215        35,382(2)       10,611(3)         8,236

-----------------
(1)  Includes directors fees.
(2) Represents the award of 4,244 shares of Common Stock under the RSP, as adjusted for the stock dividends distributed by the Corporation, based upon the last reported sales price for the Common Stock as reported on the OTC Electronic Bulletin Board on February 3, 2000, the date of the award. This award vests at the rate of 20% per year, beginning on the first anniversary of the date of the grant. Dividend rights associated with the restricted stock are accrued and held in arrears to be paid at the time the shares vest.
(3) Mr. Stremmel was awarded 10,611 options, as adjusted for the stock dividends distributed by the Corporation, at the exercise price of $8.33, equal to the last reported sales price for the Common Stock on February 3, 2000, the date of the award, as adjusted for the 5% stock dividends.
(4) Represents the award of 560 shares under the ESOP as of June 30, 2002 based upon the last reported sales price of the Common Stock on the date of the award. Also includes the Bank's contribution to Mr. Stremmel's account under a 401(k) Plan of $2,030 during 2002.

         Stock Awards. The following table set forth information concerning options granted to Mr. Stremmel.

                            Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
                            ------------------------------------------------------------------------

                                                                                                           Value of
                                Shares                                Number of Options              In-the-Money Options
                               Acquired             Value           at Fiscal Year-End (#)          at Fiscal Year-End ($)
Name                        on Exercise(#)       Realized($)      Exercisable/Unexercisable    Exercisable/Unexercisable(1)
----                        --------------       -----------      -------------------------    ----------------------------
Harold E. Stremmel                --                $ --                 4,245/6,367                    $55,907/$83,853

-------------
(1) Based upon the difference between the option exercise price of $8.33 and the last reported sales price of the Common Stock of $21.50 per share as of December 31, 2002, as reported on the OTC Bulletin Board.


         Employment  Agreements.   The  Bank  has  entered  into  an  employment
agreement with its President and Chief Executive Officer, Harold E. Stremmel. Mr. Stremmel's current base salary under the employment agreement is $67,462. The employment agreement has a term of three years. The agreement is terminable by the Bank for "just cause" as defined in the agreement. If Mr. Stremmel is terminated without just cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the agreement, but in no event for a period of less than 1 year. The employment agreement contains a provision stating that in the event of the termination of employment in connection with any change in control of the Bank or the Corporation, Mr. Stremmel will be paid a lump sum amount equal to 2.99 times his five-year average annual taxable cash compensation. If a payment had been made under the agreement as of December 31, 2002, the payment would have equaled approximately $206,213. The aggregate payment that would have been made to Mr. Stremmel would be an expense to the Bank and would have resulted in reductions to the Bank's net income and capital. The agreement may be renewed annually by the Bank's Board of Directors upon a determination of satisfactory performance within the board's sole discretion. If Mr. Stremmel shall become disabled during the term of the agreement, he shall continue to receive payment of 100% of his base salary for a period of 12 months and

65% of his base salary for the remaining term of the agreement. The payments shall be reduced by any other benefit payments made under other disability programs in effect for the Bank's employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         (a)  Security Ownership of Certain Beneficial Owners.

         The following table sets forth information, as of February 24, 2003, regarding share ownership of persons or groups who own more than 5% of the outstanding shares of the Common Stock. Other than as noted below, the Corporation knows of no person or group that owns more than 5% of the outstanding shares of the Common Stock as of February 24, 2003.

                                                                           Percent of Shares of
                                                    Amount and Nature of        Common Stock
Name and Address of Beneficial Owner                Beneficial Ownership        Outstanding
------------------------------------                --------------------        -----------
Mechanics Savings Bank Employee Stock Ownership
Plan ("ESOP")                                            33,957(1)             11.3%
51 South Front Street
Steelton, Pennsylvania

James S. Nelson
51 South Front Street                                    25,614(2)              8.5%
Steelton, Pennsylvania 17113

Harold E. Stremmel
51 South Front Street                                    21,757(3)              7.3%
Steelton, Pennsylvania 17113

-------------
(1) These shares are held in a suspense account and are allocated among participants annually on the basis of compensation as the ESOP debt is repaid. As of February 24, 2003, 11,521 shares have been allocated to ESOP participants.
(2)  Includes 5,094 shares that may be acquired pursuant to exercisable options.
(3)  Includes 6,368 shares that may be acquired pursuant to exercisable options.

         (b)  Security Ownership of Management.

         The following table set forth information, as of February 24, 2003, regarding share ownership of all directors and executive officers of the Corporation.

                                                                       Percent of Shares of
                                                Amount and Nature of       Common Stock
Name                                            Beneficial Ownership        Outstanding
----                                            --------------------        -----------
Harold E. Stremmel                                   21,597(1)                  7.1%
James S. Nelson                                      25,758(2)                  8.4
Richard E. Farina                                     2,334(3)                   -
Victor J. Segina                                     12,808(3)                  4.3
James F. Stone                                       12,808(3)                  4.3
Joseph A. Wiedeman                                   12,808(3)                  4.3
Shannon Aylesworth                                    5,398(4)                  1.8
All directors and executive officers of the
  Corporation as a group (7 persons)                 93,511(5)                 29.3%

-------------------
(1)  Includes 6,368 shares that may be acquired pursuant to exercisable options.
(2)  Includes 5,094 shares that may be acquired pursuant to exercisable options.
(3) Includes 1,274 shares that may be acquired pursuant to exercisable options. Excludes 22,436 unallocated shares of Common Stock held under the ESOP over which such individual, an ESOP Trustee, exercises sole voting power. Also excludes 13,588 shares of Common Stock held by the Mechanics Savings Bank Restricted Stock Plan (the "RSP") over which such individual, as an RSP trustee, exercises sole voting power.
(4)  Includes 3,056 shares that may be acquired pursuant to exercisable options.
(5) Includes 19,613 shares that may be acquired pursuant to exercisable options. Excludes 22,436 unallocated shares held by the ESOP over which the non-employee directors exercise sole voting power. The Board of Directors appointed a committee consisting of Directors Farina, Segina, Stone and Wiedeman to serve as the ESOP Plan Committee (the "ESOP Committee"). The ESOP Committee directs the vote of unallocated shares and shares for which timely voting directions are not received. Also excludes 13,588 shares held by the RSP over which certain directors, as RSP trustees, exercise sole voting power.

         (c)  Changes  in  Control.  Management  of the  Registrant  knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

         (d) Securities Authorized for Issuance Under Equity Compensation Plans.

         Set forth below is  information as of December 31, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                          EQUITY COMPENSATION PLAN INFORMATION
                                                    (a)                       (b)                        (c)
                                                                                                 Number of securities
                                                                                                 remaining available
                                            Number of securities       Weighted-average           for future issuance
                                             to be issued upon         exercise price of             under equity
                                                exercise of               outstanding             compensation plans
                                            outstanding options,       options, warrants        (excluding securities
                                            warrants and rights           and rights          reflected in column (a))
                                            -------------------           ----------          ------------------------
Equity compensation plans
  approved by shareholders
Steelton Bancorp, Inc.
    2000 Stock Option Plan..............            42,446                   $8.33                          0
Mechanics Savings Bank
    Restricted Stock Plan...............               N/A                     N/A                        N/A
Equity compensation plans
  not approved by shareholders                         N/A                     N/A                        N/A
                                                    ------                   -----                        ---
     TOTAL.............................             42,446                   $8.33                          0
                                                    ======                   =====                        ===

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Certain Relationships and Related Transactions

         The Bank, like many financial institutions, has followed a policy of offering residential mortgage loans for the financing of personal residences, share loans, and consumer loans to its officers, directors and employees. Share loans and consumer loans are made in the ordinary course of business and also made on substantially the same terms and conditions, including interest rate and collateral, as those of comparable transactions prevailing at the time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features. The Bank offers mortgage loans to full-time employees for the purchase or refinance of a permanent residence on special terms and conditions including waiver of appraisal and credit report fees and a one percent reduction in service charges and interest rate. If the employee is terminated, or the residence is no longer owner-occupied, the one percent reduction is eliminated.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Listed below are all financial statements and exhibits filed as part of this report.

     1.  The following financial statements and the independent  auditor's report are included in Exhibit 13.

         Independent Auditor's Report

         Consolidated Balance Sheets as of December 31, 2002 and 2001

         Consolidated Statements of Income for the Years Ended December 31, 2002 and 2001

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002 and 2001

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001

         Notes to Consolidated Financial Statements

     2. The  following  exhibits  are  included in this  Report or  incorporated herein by reference:

              2.1     Agreement and Plan of Reorganization, dated as of December 20, 2002*
              3(i)    Articles of Incorporation of Steelton Bancorp, Inc.**
              3(ii)   Bylaws of Steelton Bancorp, Inc.***
              4       Specimen Stock Certificate**
             10.1     Employment Agreement with Harold E. Stremmel**
             10.2     Steelton Bancorp, Inc. 2000 Stock Option Plan****
             10.3     Mechanics Savings Bank Restricted Stock Plan****
             13       Consolidated Financial Statements of Steelton Bancorp, Inc.
             21       Subsidiaries of Registrant (see "Item 1 - Business")
             23       Consent of Beard Miller Company LLP
             99       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

-------------
* Incorporated by reference to an identically numbered exhibit to the Registrant's Form 8-K (File No. 000-26499) filed with the SEC on December 23, 2002.
** Incorporated by reference to an identically numbered exhibit to the Registrant's registration statement on Form SB-2 (File No. 333-74279) filed with the SEC on March 11, 1999.
*** Incorporated by reference to an identically numbered exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-26499) filed with the SEC on May 15, 2001.
**** Incorporated by reference to the Proxy Statement for the Special Meeting on February 3, 2000 filed with SEC on January 3, 2000.

(b)  Current Reports on Form 8-K.

         During the last quarter of the year ended December 31, 2002, the Registrant filed a Report on Form 8-K dated December 20, 2002, Items 5 and 7, to report the execution of a definitive merger agreement with Sun Bancorp, Inc., Selinsgrove, Pennsylvania, whereby Sun Bancorp, Inc. will acquire the Registrant.

Item 14. Controls and Procedures
--------------------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2003.

                            STEELTON BANCORP, INC.



                            By:  /s/Harold E. Stremmel
                                 -----------------------------------------------
                                 Harold E. Stremmel
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2003.




/s/Harold E. Stremmel                             /s/James E. Nelson
------------------------------------------        -------------------------------------
Harold E. Stremmel                                James E. Nelson
President, Chief Executive Officer                Executive Vice President and Director
and Director (Principal Executive Officer)


/s/Richard E. Farina                              /s/Victor J. Segina
------------------------------------------        -------------------------------------
Richard E. Farina                                 Victor J. Segina
Director                                          Director


/s/James F. Stone                                 /s/Joseph A. Wiedeman
------------------------------------------        -------------------------------------
James F. Stone                                    Joseph A. Wiedeman
Director                                          Director


/s/Shannon Aylesworth
------------------------------------------
Shannon Aylesworth
Chief Financial Officer
(Principal Financial and Accounting Officer)


                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

         I, Harold E. Stremmel, President and Chief Executive Officer of Steelton Bancorp, Inc. (the "Corporation"), hereby certify that:

1. I have reviewed the Annual Report on Form 10-KSB for the year ended December 31, 2002, of the Corporation;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation as of, and for, the periods presented in the report;

4. The Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Corporation and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to me by others within the Corporation, particularly during the period in which the report is being prepared;

     (b) evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     (c) presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to the Corporation's auditors and the audit committee of Corporation's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Corporation's ability to record, process, summarize and report financial data and have identified for the Corporation's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation's internal controls; and

6. The Corporation's other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                      /s/ Harold E. Stremmel
                                           -------------------------------------
                                           Harold E. Stremmel
                                           President and Chief Executive Officer

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

         I, Shannon Aylesworth, Chief Financial Officer, of Steelton Bancorp, Inc. (the "Corporation"), hereby certify that:

1. I have reviewed the Annual Report on Form 10-KSB for the year ended December 31, 2002, of the Corporation;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation as of, and for, the periods presented in the report;

4. The Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Corporation and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to me by others within the Corporation, particularly during the period in which the report is being prepared;

     (b) evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     (c) presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to the Corporation's auditors and the audit committee of Corporation's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Corporation's ability to record, process, summarize and report financial data and have identified for the Corporation's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation's internal controls; and

6. The Corporation's other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                         /s/ Shannon Aylesworth
                                              ----------------------------------
                                              Shannon Aylesworth
                                              Chief Financial Officer